Form 10-K
period 1993-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1994-03-31
CIK 71304

PAGE 1




              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549-1004

                                 Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to ________________

                       Commission file number 1-7316

                          COMMONWEALTH ENERGY SYSTEM
    (Exact name of registrant as specified in its Declaration of Trust)

        Massachusetts                                       04-1662010
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Main Street, Cambridge, Massachusetts                  02142-9150
(Address of principal executive offices)                   (Zip Code)

                             (617) 225 4000
           (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
Common Shares of Beneficial         New York Stock Exchange, Inc.
   Interest $4 par value            Boston Stock Exchange, Inc.
                                    Pacific Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act:

                              Title of Class
                                   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1994: $448,741,224

Common Shares outstanding at March 15, 1994:  10,345,619 shares

Document Incorporated by Reference             Part in Form 10-K

Notice of 1994 Annual Meeting, Proxy State-
  ment and 1993 Financial Information, dated
  April 1, 1994 (pages as specified herein)    Parts I, II and III

            List of Exhibits begins on page 23 of this report.
                                  PAGE 2

                        COMMONWEALTH ENERGY SYSTEM

                             TABLE OF CONTENTS

                                  PART I
                                                               PAGE
Item   1. Business...............................................  3
             General.............................................  3
             Electric Power Supply...............................  5
             Power Supply Commitments and Support Agreements.....  7
             Electric Fuel Supply................................  8
             Nuclear Fuel Supply and Disposal....................  9
             Gas Supply..........................................  9
             Rates, Regulation and Legislation................... 11
             Segment Information................................. 15
             Environmental Matters............................... 16
             Construction and Financing.......................... 16
             Employees........................................... 16

Item  2.  Properties............................................. 16

Item  3.  Legal Proceedings...................................... 17

Item  4.  Submission of Matters to a Vote of Security Holders.... 17

                                  PART II
Item  5.  Market for the Registrant's Securities and Related
          Stockholder Matters.................................... 18

Item  6.  Selected Financial Data................................ 18

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................... 18

Item  8.  Financial Statements and Supplementary Data............ 19

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................... 19

                                 PART III
Item 10.  Trustees and Executive Officers of the Registrant...... 20

Item 11.  Executive Compensation................................. 21

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management............................................. 21

Item 13.  Certain Relationships and Related Transactions......... 21

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K............................................ 22

Signatures........................................................ 56


                                  PAGE 3

                        COMMONWEALTH ENERGY SYSTEM

                                  PART I.

Item 1.    Business

      General

      Commonwealth Energy System, a Massachusetts trust, is an unincorporated business organization with transferable shares. It is organized under a Declaration of Trust dated December 31, 1926, as amended, pursuant to the laws of Massachusetts. It is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935, holding all of the stock of four operating public utility companies. Commonwealth Energy System, the parent company, is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system."

      The operating utility subsidiaries of the System are engaged in the generation, transmission and distribution of electricity and the distribution of natural gas, all within Massachusetts. These subsidiaries are:

              Electric                                  Gas

     Cambridge Electric Light Company        Commonwealth Gas Company
     Canal Electric Company
     Commonwealth Electric Company

      In addition to the utility companies, the System also owns all of the stock of a steam distribution company (COM/Energy Steam Company), five real estate trusts and a liquefied natural gas (LNG) and vaporization facility (Hopkinton LNG Corp.). Subsidiaries of the System have common executive and financial management and receive technical assistance as well as financial, data processing, accounting, legal and other services from a wholly-owned services company subsidiary (COM/Energy Services Company).

      The five real estate subsidiaries are: Darvel Realty Trust, which is a joint-owner of the Riverfront Office Park complex in Cambridge; COM/Energy Acushnet Realty, which leases land to Hopkinton LNG Corp.; COM/Energy Research Park Realty, which was organized to develop a research building in Cambridge; COM/Energy Cambridge Realty, which was organized to hold various properties; and COM/Energy Freetown Realty (Freetown), which was organized in 1986 to purchase and develop 596 acres of land in Freetown, Massachusetts. As a result of unsuccessful efforts to develop an energy park on this site, the System announced on January 23, 1992 its decision to write down its investment in the Freetown project. This action resulted in the recognition of a charge (net of tax) of $14.8 million in 1991.

      Each of the operating utility subsidiaries previously listed serves retail customers except for Canal Electric Company (Canal) which operates an electric generating station located at the eastern end of the Cape Cod Canal in Sandwich, Massachusetts. The station consists of two oil-fired steam electric generating units: Canal Unit 1, with a rated capacity of 569 MW, wholly-owned by Canal; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by Canal and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 is operated under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expen-ses. In October 1993, Canal reached an agreement with Montaup and Algonquin
                                  PAGE 4

                        COMMONWEALTH ENERGY SYSTEM

Gas Transmission Company to build a natural gas pipeline that will serve Unit 2, subject to regulatory approvals. The project will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and strengthen Canal's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996.

      Electric service is furnished by Cambridge Electric Light Company (Cam-bridge Electric) and Commonwealth Electric Company (Commonwealth Electric) at retail to approximately 304,000 year-round customers in 41 communities in eastern Massachusetts covering 1,112 square miles and having an aggregate population of 645,000. The system also serves approximately 48,000 seasonal retail customers. The territory served includes the communities of Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. Cambridge Electric also sells power at wholesale to the Town of Belmont, Massachusetts.

      Natural gas is distributed by Commonwealth Gas Company (Commonwealth
Gas) to approximately 232,000 customers in 49 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1,128,000. Twelve of these communities are also served by system companies with electricity. Some of the larger communities served by Commonwealth Gas include Cambridge, Somerville, New Bedford, Plymouth, Worcester, Framingham, Dedham and the Hyde Park area of Boston.

      The results of the 1990 federal census taken in the system's electric and gas service areas indicated an increase in population of 15.2% and 12%, respectively, since 1980.

      Steam, which is produced by Cambridge Electric in connection with the generation of electricity, is purchased by COM/Energy Steam and, together with its own production, is distributed to 20 customers in Cambridge and 1 customer (Massachusetts General Hospital) in Boston. Steam is used for space heating and other purposes. On August 17, 1993 COM/Energy Steam began providing steam service to Genzyme Corporation (Genzyme), a biotechnology company that is expected to become one of the largest customers of COM/Energy Steam.
Genzyme's steam need for 1994 is estimated to be 160 million pounds, which represents approximately 10% of steam unit sales, for heating, air conditioning and testing processes. After 1994, Genzyme's annual requirement is estimated to reach approximately 230 million pounds upon commercial manufacturing of a biotherapeutic product in 1995. New England Confectionery Company (Necco), began receiving steam service in October 1992 and is the fourth largest customer of COM/Energy Steam.

      Industry in the territories served by system companies is highly diversified. The larger industrial customers include high-technology firms and manufacturers of such products as photographic equipment and supplies, rubber products, textiles, wire and other fastening devices, abrasives and grinding wheels, candy, copper and alloys, and chemicals. Among customers served are several major educational institutions, including Harvard University and the Massachusetts Institute of Technology (MIT).
                                  PAGE 5

                        COMMONWEALTH ENERGY SYSTEM

      Presently, MIT is constructing a 19 MW natural gas-fired cogeneration facility which is expected to be completed in January 1995. MIT expects that this cogeneration facility will meet approximately 94% of its power, heating and cooling requirements. Sales to MIT in 1993 accounted for approximately 1.9% of consolidated unit sales. MIT and Cambridge Electric are presently negotiating a buy and sell arrangement which will require the approval of the Massachusetts Department of Public Utilities (DPU).

      Electric Power Supply

      To satisfy demand requirements and provide required reserve capacity, the system supplements its generating capacity by purchasing power on a long and short-term basis through capacity entitlements under power contracts with other New England and Canadian utilities and with Qualifying Facilities and other non-utility generators through a competitive bidding process that is regulated by the DPU.

      System companies own generating facilities with a capability totaling
967.1 MW. Included in this amount is 569 MW provided by Canal Unit 1, of which three-quarters (427 MW) is sold to neighboring utilities under long-term contracts, and 220.5 MW provided by Canal Unit 2. In 1991, Canal executed an exchange transaction with Central Vermont Public Service Corporation (CVPS) whereby 50 MW of Canal Unit 2 was exchanged for 25 MW each of CVPS's entitle-ment in the Vermont Yankee nuclear power plant and the Merrimack 2 coal-fired unit through October 1995. These contracts are designed to reduce the system's reliance on oil. Additionally, in 1993, Canal executed an exchange transaction with New England Power Company (NEP) whereby 20 MW of Canal Unit 2 was exchanged for 20 MW of Bear Swamp Unit Nos. 1 and 2 through October 1993. As of November 1, 1993, the exchange was increased to 50 MW through April 1997. The Bear Swamp Units are pumped storage hydro electric generating facilities. Another 128.3 MW is provided by various smaller system units. Of the 540.3 MW available to the system, 65.3 MW are used principally for peaking purposes. A 3.52% ownership interest in the Seabrook 1 nuclear power plant provides 40.5 MW of capability to the system and Central Maine Power Company's Wyman Unit 4, an oil-fired facility in which the system has a 1.4% joint-ownership interest, provides 8.8 MW.

      In addition, through Canal's equity ownership in Hydro-Quebec Phase II, the system has an entitlement of 67.9 MW. Long-term purchase arrangements are also in place with the following natural gas-fired cogenerating units in
Massachusetts: 23.8 MW from the Consolidated Power Company, 31.4 MW from Pep-perell Power Associates and 43.9 MW from Northeast Energy Associates and effective July 31 and September 1, 1993, 51 MW and 55 MW from Masspower and Altresco Pittsfield, respectively. Additionally, the system receives 67.0 MW from the SEMASS waste-to-energy plant (which includes 20.8 MW from the expansion unit which went on-line May 17, 1993); has entitlements totaling
41.6 MW through contracts with five (5) hydroelectric suppliers, including
29.1 MW of pumped storage capacity from New England Power's Bear Swamp Units 1 and 2 and 10 MW from Boott Hydropower, Inc., in Lowell, Massachusetts; and also receives 61.8 MW from a natural gas-fired independent power producer, Dartmouth Power Associates. The system anticipates providing for future peak load plus reserve requirements through existing and planned system generation, including purchasing available capacity from neighboring utilities and/or non-utility generators.
                                  PAGE 6

                        COMMONWEALTH ENERGY SYSTEM

      In addition, the system has available 140.7 MW from four (4) nuclear units in which system distribution companies have life-of-the-unit contracts for power. Information with respect to these units is as follows:

                           Connecticut   Maine      Vermont
                              Yankee     Yankee      Yankee    Pilgrim
                                        (Dollars in Thousands)

Location                   Haddam Neck, Wiscasset,   Vernon,   Plymouth,
                           Connecticut    Maine      Vermont  Massachusetts

Year of Initial Operation       1968        1972       1972      1972
Contract Expiration Date        1998        2008       2012      2012
System Percent of Equity
  Ownership                     4.50%       4.00%      2.50%      -
System Percent of Plant
  Entitlement                   4.50%       3.59%      2.25%     11.0%
Plant Capability (MW)          560.0       870.0      496.0     664.7
System Entitlement (MW)         25.2        31.2       11.2      73.1
1991 Actual Cost             $ 9,692      $5,900     $3,383   $30,992
1992 Actual Cost               9,508       6,671      3,970    37,516
1993 Actual Cost              10,016       7,050      4,076    40,578
1994 Estimated Cost           10,005       6,755      3,755    41,963

      On February 26, 1992, the Yankee Atomic Electric Company (Yankee) board of directors agreed to permanently cease power operation of the Yankee nuclear power plant in Rowe, Massachusetts. For additional information, refer to Note 2(e) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

      On October 1, 1992, Commonwealth Electric ceased power generation at its 60 MW Cannon Street generating station located in New Bedford, Massachusetts. During the past few years, the plant had been used primarily to meet peak electric demand and as a backup unit for Commonwealth Electric and the New England Power Pool (NEPOOL) when other area units were taken off line. A sharp decline in electric demand brought about by the present economic slowdown was the key factor in management's decision to close the plant. Additionally, forecasts for electric demand indicated an excess regional supply in the near term and no need for increased generating capacity until the late-1990s or beyond. Commonwealth Electric made the decision during the second quarter of 1993 to abandon the plant and transfer its net book value to a regulatory asset subsequent to FERC approval. This decision was viewed as the most cost effective among several alternatives and leaves Commonwealth Electric with the most flexibility for future capacity planning.

      Cambridge Electric, Canal and Commonwealth Electric, together with other electric utility companies in the New England area, are members of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

      NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirement. This concept
                                  PAGE 7

                        COMMONWEALTH ENERGY SYSTEM

is accomplished by use of computers to monitor and forecast load requirements and provide for the economic dispatching of generation.

      NEPOOL, on behalf of its members entered into an Interconnection Agree-ment with Hydro-Quebec, a Canadian utility operating in the Province of Quebec. The agreement provided for construction of an interconnection (Phase
I) between the electrical systems of New England and Quebec. The parties have also entered into an Energy Contract and an Energy Banking Agreement; the former obligates Hydro-Quebec to offer NEPOOL participants up to 33 million MWH of surplus energy during an eleven-year term that began September 1, 1986 and the latter provides for energy transfers between the two systems. The Phase I Interconnection began operation in October 1986. NEPOOL has also entered into Phase II agreements for an additional purchase from Hydro-Quebec of 7 million MWH per year for a twenty-five year period which began in late 1990.

      The System's electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the Provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems in enhancing reliability.

      The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 23% to 29% of peak load.

      Power Supply Commitments and Support Agreements

      Cambridge Electric and Commonwealth Electric, through Canal, secure cost savings for their respective customers by planning for bulk power supply on a single system basis. Additionally, Cambridge Electric and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel.

      The system's 3.52% interest in the Seabrook nuclear power plant is owned by Canal to provide for a portion of the capacity and energy needs of Cam-bridge Electric and Commonwealth Electric. Canal began recovering 100% of its Seabrook investment through a power contract with Cambridge Electric and Commonwealth Electric in June 1990, subject to refund pending a full review of Canal's investment in the unit by the Federal Energy Regulatory Commission
(FERC). In November 1991, the FERC approved a settlement agreement which resolved all Seabrook cost-of-service issues (except rate of return). In December 1991, a FERC Administrative Law Judge (ALJ) affirmed the prudence of Canal's investment in Seabrook and on January 29, 1992, the FERC approved a settlement proposal that allows a return on equity of 11.72%. The ALJ's decision was approved by the full commission in a final order issued on
                                  PAGE 8

                        COMMONWEALTH ENERGY SYSTEM

August 4, 1992.  For additional information concerning Seabrook 1, refer to
Note 2(b) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      In response to solicitations made to NEPOOL member companies by Northeast Utilities (NU), Canal, on behalf of Commonwealth Electric and Cambridge Electric, agreed to purchase entitlements through various contracts ranging up to five years in length. The terms of the five-year agreement stipulate the purchase of 50 MW, on average, from NU annually from November 1989 through October 1994. Commonwealth Electric and Cambridge Electric are each appropriated a portion of the power received from NU based on need. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and to meet Commonwealth Electric and Cambridge Electric capacity requirements.

      Canal has entered into support agreements for Phase I and Phase II of the Hydro-Quebec Project. Canal is obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $14.2 million at December 31, 1993. In addition, Canal has an equity interest in Phase II which amounted to $3.9 million in 1993 and $4.2 million in 1992.

      Electric Fuel Supply

      (a) Oil

      Imported residual oil is the fuel used in the generation of power in system generating plants, producing approximately 31% of the system's total energy requirement for 1993.

      Effective July 1, 1993, Canal executed a twenty-two month contract with Coastal Oil of New England, Inc. (Coastal) for the purchase of residual fuel oil. The contract provides for delivery of a set percentage of Canal's fuel requirement, the balance (a maximum of 20%) to be met by spot purchases or by Coastal at the discretion of Canal.

      Energy Supply and Credit Corporation (ESCO) operates Canal's oil terminal for the purchase, receipt and payment of oil under assignment of Canal's supply contracts to ESCO (Massachusetts), Inc. Oil in the terminal's tanks is held in inventory by ESCO and delivered upon demand to Canal's tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing 60 days of normal operation of the two units. During 1993, ESCO maintained an average daily inventory of 583,000 barrels of fuel oil which represents 30 days of normal operation of the two units. This supply is maintained by tanker deliveries approximately every ten to fifteen days.

      Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the cost of fuel oil.
                                  PAGE 9

                        COMMONWEALTH ENERGY SYSTEM

      (b) Nuclear Fuel Supply and Disposal

      Approximately 26% of the system's total energy requirement for 1993 was generated by nuclear plants. The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the system by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit.

      The supply of fuel for nuclear generating plants generally involves the acquisition of uranium concentrate, its conversion to uranium hexafluoride, enrichment, fabrication of the nuclear fuel assemblies and disposition through reprocessing or storage of spent fuel. Seabrook's requirements for each of these fuel components are 100% covered through 1999 by existing contracts.

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric generating units operating in the United States are required to retain high level wastes and spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository. Owners or generators of spent nuclear fuel or its associated wastes are required to bear all of the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a temporary storage facility for nuclear waste was anticipated to be in operation by 1998; however, a reassess-ment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate all spent fuel expected to be accumulat-ed through the year 2010.

      Gas Supply

      In April 1992, the FERC issued Order 636 which became effective on November 1, 1993 and requires interstate pipelines to unbundle existing gas sales contracts into separate components (gas sales, transportation and storage services). Order 636 provides mechanisms which will allow customers such as Commonwealth Gas to reduce the level of firm services from the pipelines and "broker" excess capacity on a temporary or permanent basis. Order 636 also requires pipelines to provide transportation services that allow customers to receive the same level of service they had with the bundled contracts. In the past, Commonwealth Gas purchased the majority of its gas supplies from either Tennessee Gas Pipeline Company (Tennessee) or Algonquin Gas Transmission Company (Algonquin), a wholly-owned subsidiary of Texas Eastern Transmission Company (Texas Eastern), supplemented with third-party firm gas purchases and firm transportation from the various pipelines. Presently, Commonwealth Gas has only transportation, storage, and balancing contracts with these pipelines (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines), and contracts with a variety of independent vendors for firm gas supply. Twelve new firm gas supply contracts have been negotiated with suppliers and filed with the DPU. During the interim, Commonwealth Gas is operating under short-term firm agreements with these same vendors to provide firm supplies under similar terms and conditions as the long-term agreements, which are presently under review. Approvals are expected during the first half of 1994.
                                  PAGE 10

                        COMMONWEALTH ENERGY SYSTEM

      In addition to firm transportation and gas supplies mentioned above, Commonwealth Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing agreements, that have been in existence for many years, and new agreements which are the result of Order 636 requirements for total service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During 1993, over 99% of the gas utilized by Commonwealth Gas was delivered by the interstate pipeline system, the remaining small quantity (approximately 360,000 MMBTU) was delivered as liquid LNG from Distrigas of Massachusetts.

      Commonwealth Gas entered into a multi-party agreement to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE), and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. Commonwealth Gas is currently awaiting an order from the DPU.

      Commonwealth Gas began transporting gas on its distribution system in 1990 for end-users. There are currently only eleven customers using this transportation service, accounting for only 1,623 BBTU of throughput in 1993 which represented approximately 3.5% of system throughput.

      Hopkinton LNG Facility

      A portion of the system's gas supply during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the System. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

      In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas and are filled with LNG trucked from Hopkinton.

      Commonwealth Gas has a contract for LNG service with Hopkinton extending through 1996, thereafter renewable year to year with notice of termination due five years in advance. Contract payments include a demand charge sufficient to cover Hopkinton's fixed charges and an operating charge which covers liquefaction and vaporization expenses. Commonwealth Gas furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of Commonwealth Gas.

      Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, the System believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.
                                  PAGE 11

                        COMMONWEALTH ENERGY SYSTEM

      Rates, Regulation and Legislation

      Certain of the System's utility subsidiaries operate under the jurisdic-tion of the DPU, which regulates retail rates, accounting, issuance of secur-ities and other matters. In addition, Canal and Cambridge Electric file their respective wholesale rates with the FERC.

      (a) Most Recent Rate Case Proceedings

      Electric

      On May 28, 1993, the DPU issued an order increasing Cambridge Electric's retail revenues by approximately $7.2 million, or 6.4%. The rates, based on a June 30, 1992 test-year and effective June 1, 1993, provide an overall return of 9.95%, including an equity return of 11% and represented approximately 70% of the amount requested. The new rates will have a positive impact on net income for the balance of 1993 and beyond. More than 80% of the increase related to: 1) plant additions since Cambridge Electric's last retail rate proceeding in 1989; 2) capacity costs associated with certain purchased power contracts; and 3) costs of postretirement benefits other than pensions. The costs associated with these postretirement benefits were determined in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," issued in 1990 and adopted as of January 1, 1993. The DPU authorized recovery of these costs over a four-year period with carrying costs on the deferred portion. The new base rates also reflect the roll-in of costs associated with the Seabrook nuclear power plant which are billed to Cambridge Electric by Canal. Previously these costs were recovered through Cambridge Electric's Fuel Charge decimal.

      On May 17, 1989, Cambridge Electric filed for an increase in its base rates using a 1988 test-year. On August 31, 1989, the DPU approved an Offer of Settlement between the parties which resolved all revenue requirements issues. Cambridge Electric was allowed to increase annual revenues by $4,438,000 or 5.5% of total test-year revenue, approximately 73% of the $6,111,000 originally requested. The new rates became effective on December 18, 1989 and represented the first increase in Cambridge Electric's rates since 1982.

      On July 1, 1991, the DPU issued an order increasing Commonwealth Elec-tric's retail electric revenues by $10.9 million, or 3.1%. The requested increase was $17.3 million. The order, based on a June 30, 1990 test-year, provided an overall return of 10.49%, including a return on equity of 12%.
The DPU ordered the restructuring of the Company's rates to more closely reflect the actual cost of providing service to each customer class. The DPU also ordered Commonwealth Electric to undertake an independent management audit to address, among other areas, its management, planning and control practices. In February 1992, Ernst & Young was selected by the DPU from three management consulting firms submitted by Commonwealth Electric to perform the audit which began on March 6, 1992. On October 9, 1992, the DPU released the results of the audit which evaluated existing activities and processes and identified opportunities for improved operations in the areas of strategic planning, budget development, control of capital and operations costs, management of outside services, employment policies and customer services.

                                  PAGE 12

                        COMMONWEALTH ENERGY SYSTEM

Throughout 1993, follow-up discussions were held between Commonwealth Electric and the DPU regarding the status of each audit recommendation with both parties expressing overall satisfaction with their progress. Changes in the implementation plan were discussed, with the plan expected to be completed in 1994.

      In January 1989, Commonwealth Electric received authorization from the DPU to increase base revenues by $18 million or 6.6% of total test-year revenues. This increase, representing approximately 77% of its original $23.3 million request, included an overall rate of return of 10.89% and a return on common equity of 13%. It represented the first increase in Commonwealth Elec-tric's base rates since 1982.

      Gas

      On April 16, 1991, Commonwealth Gas requested a $27.7 million (11.3%) revenue increase in a filing with the DPU using a test-year ended December 31, 1990. On September 16, 1991, the DPU approved a settlement of the revenue requirements portion of the filing authorizing a $22.8 million increase in annual revenues, approximately 82% of the original request. The agreement included a return on equity, for accounting purposes, of 13%. The DPU later ruled on the rate design portion of the request and the new rates went into effect on November 1, 1991. The increase was necessitated by the rising costs of providing service to customers and substantial expenditures to upgrade, improve and maintain the Commonwealth Gas distribution system.

      (b) Wholesale Rate Proceedings

      Cambridge Electric requires FERC approval to increase its wholesale rates to the Town of Belmont, Massachusetts (Belmont), a "partial requirements" customer since 1986. These rates include a fuel adjustment clause which reflects changes in costs of fuels and purchased power used to supply Belmont.

      On March 23, 1990, Cambridge Electric filed a request with the FERC to increase its wholesale rates to Belmont by $2,252,000 annually. The request was largely due to increased purchased power costs and major additions to plant-in-service. The proposed rates were accepted by the FERC, subject to refund, on August 1, 1990. On September 19, 1990, Cambridge Electric and Belmont filed an uncontested Offer of Settlement which the FERC approved on December 6, 1990 resolving all issues with the exception of Seabrook 1 costs which were subject to change based upon the results of the FERC's final review of Canal's investment in the unit. This settlement required Cambridge Electric to adjust its Belmont rate to reflect the final allocation of power purchased by Canal on behalf of Cambridge Electric and Commonwealth Electric. Cambridge Electric made a refund to Belmont in August 1991 and filed the requisite compliance report with the FERC on September 16, 1991.

      A settlement agreement between Canal and Belmont addressing all Seabrook cost-of-service issues (except rate of return on common equity) was filed with the FERC on April 16, 1991 and subsequently approved by the FERC on November 13, 1991. In addition, this settlement changed the effective date of the Belmont Service Agreement from August 1, 1990 to June 30, 1990. The charges and refunds resulting from this settlement were applied to Belmont's bill in January 1992.
                                  PAGE 13

                        COMMONWEALTH ENERGY SYSTEM

      On November 12, 1991 a settlement agreement between Canal and Belmont addressing the rate of return on common equity in the Seabrook Power Contract was filed with the FERC. The return on equity settlement, which was approved by the FERC on January 29, 1992, allowed a return on equity of 11.72% and required Canal to refund certain sums to Cambridge Electric and Commonwealth Electric and to make a compliance report to the FERC. On March 12, 1992, Canal made its compliance filing with the FERC indicating that all refunds were made to Cambridge Electric and Commonwealth Electric on February 27, 1992.

      As a result of the return on equity settlement, Cambridge Electric was required to refund certain sums to Belmont. On April 2, 1992 Cambridge made its requisite compliance filing with the FERC indicating that refunds were made to Belmont in the March 1992 billings.

      (c) Automatic Adjustment Clauses

          Electric

      Both Commonwealth Electric and Cambridge Electric have Fuel Charge rate schedules which generally allow for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. These schedules require a quarterly computation and DPU approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedules do not match actual costs for that period, an appropriate adjustment is reflected in the calculation of the next subsequent calendar quarter decimal.

      Cambridge Electric and Commonwealth Electric collect a portion of the capacity-related purchased power costs associated with certain long-term power arrangements through base rates. The recovery mechanism for these costs uses a per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, Cambridge Electric and Commonwealth Electric experience a revenue excess or shortfall which can have a significant impact on net income. All other capacity and energy-related purchased power costs are recovered through the Fuel Charge. Cambridge Electric and Commonwealth Electric made a filing in late 1992 with the DPU seeking an alternative method of recovery. This request was denied in a letter order issued on October 6, 1993. However, Cambridge Electric and Commonwealth Electric were encouraged by the DPU's acknowledgement that the issues presented warrant further consideration. The DPU encouraged each company to continue to work with other interested parties, including the Attorney General of Massachusetts, to reach a consensus solution on the issue for consideration in each company's next base rate proceeding.

      Both Commonwealth Electric and Cambridge Electric have separately stated Conservation Charge rate schedules which allow for current recovery, from retail customers, of Conservation and Load Management program costs. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report.
                                  PAGE 14

                        COMMONWEALTH ENERGY SYSTEM

          Gas

      Commonwealth Gas has a Standard Seasonal Cost of Gas Adjustment rate schedule (CGA) which provides for the recovery, from firm customers, of purchased gas costs not collected through base rates. These schedules, which require DPU approval, are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled annually as of October 31 and any difference is included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

      The DPU and the Massachusetts Energy Facilities Siting Council (the Council) were merged in 1992. The Council is now a division of the DPU. Periodically, Commonwealth Gas is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the Council. To approve a long-range forecast, the Council must find, among other things, that Commonwealth Gas plans for construction of new gas manufacturing or storage facilities and certain high-pressure gas pipelines are consistent with current health, environmental protection, and resource use and development policies as adopted by the Commonwealth of Massachusetts. Commonwealth Gas filed a long-range forecast with the Council on July 20, 1990 and updated aspects of the filing in March 1991. This forecast was combined with the DPU review of the ANE contract. Both dockets remain pending before the DPU.

      (d) Gas Demand, Take-or-Pay Costs and Transition Costs

      Commonwealth Gas is obligated, as part of its pipeline transportation contracts and supplier gas purchase contracts, to pay monthly demand charges which are recovered from customers through the CGA.

      In June 1991, Tennessee filed a settlement with the FERC dealing with a variety of contract restructuring issues, including the allocation of take-or-pay costs to Tennessee's customers including Commonwealth Gas. This comprehensive settlement was approved and implemented on July 1, 1992. As part of the settlement, the allocation of take-or-pay costs was changed from a deficiency basis to a contract demand basis which increased Commonwealth Gas' allocation. Future take-or-pay costs will be included in Tennessee's Temporary Gas Inventory Charge and transition costs under Tennessee's restructuring pursuant to Order 636.

      Algonquin made a series of filings with the FERC to recover from its customers take-or-pay charges imposed on it by its upstream suppliers. Algonquin billed Commonwealth Gas for gas supply inventory charges from Texas Eastern and others through the Algonquin commodity rate. With the implementation of Order 636, Algonquin allocated the remaining costs utilizing a formula based on actual purchases for the twelve months prior to May 1, 1993. Commonwealth Gas' allocation was in excess of $5 million. Commonwealth Gas successfully appealed Algonquin's allocation method to the FERC. The change in allocation, combined with issues being settled in Algonquin's current rate case will reduce Commonwealth Gas' allocated share by $1.5 million to $2.5 million.

      As a direct result of implementation of Order 636, most pipeline companies are incurring transition costs which include the cost of
                                  PAGE 15

                        COMMONWEALTH ENERGY SYSTEM

restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs. For additional information on these transition costs refer to Note 2(g) of Notes to Financial Statements filed under Item 8 of this report.

      Commonwealth Gas is collecting take-or-pay and other contract restructuring costs from its customers through the CGA as permitted by the DPU. The remaining take-or-pay costs to be billed to Commonwealth Gas from both Algonquin and Tennessee are estimated at approximately $431,000 as of December 31, 1993, subject to change upon FERC approval.

      (e) Economic Development Rate

      Commonwealth Electric implemented an Economic Development Rate (EDR) on October 1, 1991. The rate is available to new or existing industrial customers who have an electric demand of 500 kilowatts or more and meet specific financial criteria. For additional information concerning the EDR, refer to the "Economic Development Rate" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed under Item 7 of this report.

      (f) Other

      Storm Damage Costs

      In August 1991, Commonwealth Electric's service territory was partic-ularly hard hit by Hurricane Bob. Its transmission and distribution system suffered such extensive damage that its entire service territory (with minor exceptions) was without power at one point. Commonwealth Electric's franchise is located entirely within four of the ten Massachusetts counties which were declared federal disaster zones.

      In April 1992, the DPU approved an offer of settlement between Commonwealth Electric, the Attorney General of Massachusetts and a Cape Cod consumer group relating to certain costs associated with this storm. For further information on this settlement, refer to Note 3 of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Segment Information

      System companies provide electric, gas and steam services to retail customers in service territories located in central and eastern Massachusetts and, in addition, sell electricity at wholesale to Massachusetts customers. Other operations of the system include the development and management of new real estate ventures and operation of rental properties and other investment activities which do not presently contribute significantly to either revenues or operating income.

      Reference is made to additional industry segment information in Note 11 of Notes to Consolidated Financial Statements filed under Item 8 of this re-port.
                                  PAGE 16

                        COMMONWEALTH ENERGY SYSTEM

      Environmental Matters

      The system is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. Compliance with these laws and regulations has required capital expenditures by the system for the period 1968 through 1993 of approximately $51.8 million, $29.7 million of which was for facilities and studies at Seabrook. Additional capital expenditures through 1998 will require an estimated $25.1 million.

      For additional information concerning environmental issues including those relating to former gas manufacturing sites, refer to the "Environmental Matters" section of "Management's Discussion and Analysis of Financial Condi-tion and Results of Operations" filed under Item 7 of this report.

      Construction and Financing

      For information concerning the system's financing and construction programs refer to Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 and Note 2(a) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Employees

      The total number of full-time employees for the system declined 8.2% to 2,217 in 1993 from 2,414 employees at year-end 1992 due to a second quarter work force reduction. Of the current total, 1,338 (60%) are represented by various collective bargaining units. Existing agreements are for varying periods and expire in 1994 and thereafter. Employee relations have generally been satisfactory and management views the current work force level to be appropriate to service the system's customers.

Item 2.  Properties

      The system's principal electric properties consist of Canal Unit 1, a 569 MW oil-fired steam electric generating unit, and its one-half ownership in Canal Unit 2, a 580 MW oil-fired steam electric generating unit, both located at Canal Electric's facility in Sandwich, Massachusetts. Other electric properties include an integrated system of distribution lines and substations together with Commonwealth Electric's 60 MW steam electric generating station located in New Bedford, Massachusetts. This unit, which ceased operations in October 1992, was abandoned in 1993. As a result, the net book value of the plant of approximately $4 million was reclassified from property, plant and equipment to a regulatory asset in anticipation of future recovery.

      Cambridge Electric has two steam electric generating stations with a net capability of 76.5 MW located in Cambridge, Massachusetts. In addition, the system has a 3.52% interest (40.5 MW of capacity) in Seabrook 1 and a 1.4% or
8.8 MW joint-ownership interest in Central Maine Power Company's Wyman Unit 4. The system also owns smaller generating units totaling 65.3 MW used primarily for peaking and emergency purposes. In addition, the system's other principal properties consist of an electric division office building in Wareham, Massachusetts and other structures such as garages and service buildings.
                                  PAGE 17

                        COMMONWEALTH ENERGY SYSTEM

      At December 31, 1993, the electric transmission and distribution system consisted of 5,784 pole miles of overhead lines, 4,095 cable miles of under-ground line, 359 substations and 371,594 active customer meters.

      The principal natural gas properties consist of distribution mains, ser-vices and meters necessary to maintain reliable service to customers. At the end of 1993, the gas system included 2,739 miles of gas distribution lines, 151,192 services and 237,318 customer meters together with the necessary measuring and regulating equipment. In addition, the system owns a lique-faction and vaporization plant, a satellite vaporization plant and above-ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 million MCF of natural gas. The system's gas division owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and several natural gas receiving and take stations.

Item 3.  Legal Proceedings

      Refer to the "Environmental Matters" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994, page 42.

Item 4.  Submission of Matters to a Vote of Security Holders

      None
                                  PAGE 18

                        COMMONWEALTH ENERGY SYSTEM

                                 PART II.

Item 5.  Market for the Registrant's Securities and Related
         Stockholder Matters

   (a)   Principal Markets

         The System's common shares are listed on the New York, Boston and Pacific Stock Exchanges. The table below sets forth the high and low closing prices as reported on the New York Stock Exchange composite transactions tape.

                                1993 by Quarter
                     First     Second     Third    Fourth
           High      $48 7/8   $48 5/8    $50 1/8  $49 3/4
           Low        40 1/2    43 3/8     46 3/4   43

                                1992 by Quarter
                     First     Second     Third    Fourth
           High      $39       $40        $43      $43
           Low        36 3/8    34 7/8     39 1/2   40 1/4

   (b)   Number of Shareholders at December 31, 1993

         15,877 shareholders

   (c)   Frequency and Amount of Dividends Declared in 1993 and 1992

                    1993                           1992
                                Per                             Per
                               Share                           Share
         Declaration Date     Amount    Declaration Date      Amount
         March 25, 1993       $ .73     March 26, 1992        $ .73
         June 24, 1993          .73     June 25, 1992           .73
         September 23, 1993     .73     September 24, 1992      .73
         December 16, 1993      .73     December 17, 1992       .73
                              $2.92                           $2.92

   (d) Future dividends may vary depending upon the System's earnings and capital requirements as well as financial and other conditions existing at that time.

Item 6.  Selected Financial Data

   Information required by this item is incorporated herein by reference to Exhibit A to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994, page 67.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Information required by this item is incorporated herein by reference to Exhibit A to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994, pages 33 through 45.
                                  PAGE 19

                        COMMONWEALTH ENERGY SYSTEM

Item 8.  Financial Statements and Supplementary Data

   The following consolidated financial statements and supplementary data of the System and its subsidiaries are incorporated herein by reference to Exhibit A to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994 on pages 46 through 66.

                                                        Proxy Page
                                                        Reference

Management's Report                                       46

Report of Independent Public Accountants                  47

Consolidated Balance Sheets - At
December 31, 1993 and 1992                                48-49

Consolidated Statements of Income - Years Ended
December 31, 1993, 1992 and 1991                          50

Consolidated Statements of Cash Flows - Years Ended
December 31, 1993, 1992 and 1991                          51

Consolidated Statements of Capitalization - At
December 31, 1993 and 1992                                52

Consolidated Statements of Changes in Common
Shareholders' Investment and in Redeemable
Preferred Shares - Years Ended
December 31, 1993, 1992 and 1991                          53

Notes to Consolidated Financial Statements                54-66

Quarterly Information pertaining to the results of
operations for the years ended December 31, 1993 and 1992  67


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None
                                  PAGE 20

                        COMMONWEALTH ENERGY SYSTEM

                                 PART III.

Item 10. Trustees and Executive Officers of the Registrant

a. Trustees of the Registrant:

   Information required by this item is incorporated herein by reference to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994, pages 3-5.

b. Executive Officers of the Registrant:
                                                                  Age at
                                                                 December
Name of Officer        Position and Business Experience          31, 1993

William G. Poist       President, Chief Executive Officer and        60
                       Trustee of the System and Chairman and
                       Chief Executive Officer of its principal subsidiary companies since January 1,
                       1992; President and Chief Operating
                       Officer of Commonwealth Gas Company* from
                       1983 to 1991 and Hopkinton LNG Corp.*
                       from 1985 to 1991; Vice President of the System and COM/Energy Services Company* effective September 1, 1991.

James D. Rappoli       Financial Vice President and Treasurer of     42
                       the System and its subsidiary companies
                       effective March 1, 1993; Treasurer of System subsidiary companies 1990; Assistant
                       Treasurer of System subsidiary companies
                       1989.

Russell D. Wright      President and Chief Operating Officer of      47
                       Cambridge Electric Light Company*, Canal
                       Electric Company*, COM/Energy Steam Company*, and Commonwealth Electric Company* (effective
                       March 1, 1993); Financial Vice President and
                       Treasurer of the System and Financial Vice
                       President of its subsidiary companies
                       (July 1987 to March 1993); Treasurer of
                       System subsidiary companies (December 1989 to December 1990), Assistant Vice President-
                       Finance of System subsidiary companies 1986.

Kenneth M. Margossian  President and Chief Operating Officer of      45
                       Commonwealth Gas Company* and Hopkinton
                       LNG Corp.* effective September 1, 1991;
                       Vice President of Operations from 1988 to
                       1991; Vice President of Facilities Develop-ment from 1987 to 1988; Vice President of Human Resources and Administration of
                       Commonwealth Gas Company from 1985 to 1987.

    *Subsidiary of the System.
                                  PAGE 21

                        COMMONWEALTH ENERGY SYSTEM

b. Executive officers of the Registrant (Continued):

                                                                  Age at
                                                                 December
Name of Officer        Position and Business Experience          31, 1993

Michael P. Sullivan    Vice President, Secretary, and                45
                       General Counsel of the System
                       and subsidiary companies (effective
                       June 1993); Vice President, Secretary,
                       and General Attorney of the System and
                       subsidiary companies since 1981.

John A. Whalen         Comptroller of the System and subsidiary      46
                       companies since 1978.

    *Subsidiary of the System.

    The term of office for System officers expires May 5, 1994, the date of the next Annual Organizational Meeting.

    There are no family relationships between any trustee and executive officer and any other trustee or executive of the System. There were no arrangements or understandings between any officer or trustee and any other person pursuant to which he was or is to be selected as an officer, trustee or nominee.

    There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any trustee or executive officer during the past five years.

Item 11.  Executive Compensation

    Information required by this item is incorporated herein by reference to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Informa-tion dated April 1, 1994, pages 6-10.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information required by this item is incorporated herein by reference to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Inform-ation dated April 1, 1994, pages 3-5.

Item 13.  Certain Relationships and Related Transactions

    Information required by this item is incorporated herein by reference to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Inform-ation dated April 1, 1994, pages 3-5.
                                  PAGE 22

                        COMMONWEALTH ENERGY SYSTEM

                                 PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Index to Financial Statements

     Consolidated financial statements and notes thereto of Commonwealth Energy System and Subsidiary Companies together with the Report of Independent Public Accountants, as detailed on page 19 in Item 8 of this Form 10-K, have been incorporated herein by reference to Exhibit A to the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994.

(a)  2. Index to Financial Statement Schedules

            Commonwealth Energy System and Subsidiary Companies

     Filed herewith at page(s) indicated -

     Report of Independent Public Accountants on Schedules (page 46).

     Schedule III - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1993, 1992 and 1991 (pages 47-49).

     Schedule V - Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (pages 50-52).

     Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (page
     53).

     Schedule VIII - Valuation and Qualifying Accounts - Years Ended December 31, 1993, 1992 and 1991 (page 54).

     Schedule IX - Short-Term Borrowings - Years Ended December 31, 1993, 1992 and 1991 (page 55).

     All other schedules have been omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

     Subsidiaries not Consolidated and Fifty-Percent or Less Owned Persons

     Financial statements of 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individ-ually or in the aggregate, constitute a significant subsidiary.

     Form 11-K, Annual Reports of Employee Stock Purchases, Savings and Similar Plans

     Pursuant to Rule 15(d)-21 of the Securities and Exchange Act of 1934, the information, financial statements and exhibits required by Form 11-K with respect to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies will be filed as an amendment to this report under cover of Form 10-K/A or Form SE no later than May 2, 1994.
                                  PAGE 23

                        COMMONWEALTH ENERGY SYSTEM

(a)  3. Exhibits:
                            Notes to Exhibits -

  a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

  b. If applicable, as designated by an asterisk, certain documents prev-iously filed by the System or its subsidiary companies have been dis-posed of by the Commission pursuant to its Records Control Schedule and are hereby being refiled by the appropriate registrant and to the appropriate file number.

  c. During 1981, New Bedford Gas and Edison Light Company sold its gas business and properties to Commonwealth Gas Company and changed its corporate name to Commonwealth Electric Company.

  d. The following is a glossary of Commonwealth Energy System and subsid-iary companies' acronyms that are used throughout the following Exhibit
      Index:

        CES ......................Commonwealth Energy System
        CE .......................Commonwealth Electric Company
        CEL ......................Cambridge Electric Light Company
        CEC ......................Canal Electric Company
        CG .......................Commonwealth Gas Company
        NBGEL ....................New Bedford Gas and Edison Light
                                  Company
        HOPCO ....................Hopkinton LNG Corp.

                               Exhibit Index

Exhibit 3. Declaration of Trust

                  Commonwealth Energy System (Registrant)

  3.1.1 Declaration of Trust of CES dated December 31, 1926, as amended by vote of the shareholders and trustees May 7, 1987 (Exhibit 1 to the CES Form 10-Q (March 1987), File No. 1-7316).

Exhibit 4. Instruments defining the rights of security holders, including indentures

                  Commonwealth Energy System (Registrant)

Debt Securities -

  4.1.1 CES Note Agreement ($40 Million Privately Placed Senior Notes) dated June 28, 1989 (Exhibit 1 to the CES Form 10-Q (September
          1989), File No. 1-7316).
                                  PAGE 24

                        COMMONWEALTH ENERGY SYSTEM

                  Subsidiary Companies of the Registrant

                     Cambridge Electric Light Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.2.1 Original Indenture on Form S-1 (April, 1949) (Exhibit 7(a), File No. 2-7909)

  4.2.2 First Supplemental on Form S-9 (Jan., 1958) (Exhibit 2(b)2, File No. 2-13783)

  4.2.3  Second Supplemental on Form 8-K (Feb., 1962) (Exhibit A, File No.
         2-7909)

  4.2.4  Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-7909)

  4.2.5  Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-7909)

  4.2.6  Fifth Supplemental on Form 10-K (1983) (Exhibit 1, File No. 2-7909)

  4.2.7  Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No. 2-
         7909)

  4.2.8 Seventh Supplemental on Form 10-Q (June 1992), (Exhibit 1, File No 2-7909).

                          Canal Electric Company

Indenture of Trust and First Mortgage or Supplemental Indenture of Trust and First Mortgage -

  4.3.1 Indenture of Trust and First Mortgage with State Street Bank and Trust Company, Trustee, dated October 1, 1968 (Exhibit 4(b) to Form S-1, File No. 2-30057).

  4.3.2 First and General Mortgage Indenture with Citibank, N.A., Trustee, dated September 1, 1976 (Exhibit 4(b)2 to Form S-1, File No. 2-56915).

  4.3.3 First Supplemental dated October 1, 1968 with State Street Bank and Trust Company, Trustee, dated September 1, 1976 (Exhibit 4(b)3 to Form S-1, File No. 2-56915).

  4.3.4 Second Supplemental dated September 1, 1976 with Citibank, N.A., New York, N.Y., Trustee, dated December 1, 1983 (Exhibit 1 to 1983 Form 10-K, File No. 2-30057).

  4.3.5 Third Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 3 to 1990 Form 10-K, File No. 2-30057).

  4.3.6 Fourth Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 4 to 1990 Form 10-K, File No. 2-30057).
                                  PAGE 25

                        COMMONWEALTH ENERGY SYSTEM

                         Commonwealth Gas Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.4.1 Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No. 2-7820)

  4.4.2 First Supplemental on Form S-1 (Mar., 1950) (Exhibit 7(a), File No. 2-8418)

  4.4.3 Second and Third Supplemental on Form S-1 (Nov., 1952) (Exhibits 4(a)(2) and 4(a)(3), File No. 2-10445)

  4.4.4 Fourth Supplemental on Form S-9 (Oct., 1954) (Exhibit 2(b)(5), File No. 2-15089)

  4.4.5 Fifth Supplemental on Form S-9 (Mar., 1956) (Exhibit 2(b)(6), File No. 2-15089)

  4.4.6 Sixth Supplemental on Form S-9 (April, 1957) (Exhibit 2(b)(7), File No. 2-15089)

  4.4.7 Seventh Supplemental on Form S-9 (June 1959) (Exhibit 2(b)(8), File No. 2-20532)

  4.4.8 Eighth Supplemental on Form S-9 (Sept., 1961) (Exhibit 2(b)(9), File No. 2-20532)

  4.4.9   Ninth Supplemental on Form 8-K (Aug., 1962) (Exhibit A, File No. 2-
          1647)

  4.4.10  Tenth Supplemental on Form 10-K (1970) (Exhibit 2, File No. 2-1647)

  4.4.11 Eleventh Supplemental on Form S-1 (June, 1972) (Exhibit 4(b)(2), File No. 2-48556)

  4.4.12 Twelfth Supplemental on Form S-1 (Aug., 1973) (Exhibit 4(b)(3), File No. 2-48556)

  4.4.13 Thirteenth Supplemental on Form 10-K (1992) (Refiled as Exhibit 1, File No. 2- 1647)

  4.4.14  Fourteenth Supplemental on Form 10-K (1990) (Exhibit 1, File No. 2-
          1647)

  4.4.15  Fifteenth Supplemental on Form 10-K (1982) (Exhibit 1, File No. 2-
          1647)

  4.4.16  Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
          1647)

  4.4.17  Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
          2-1647)
                                  PAGE 26

                        COMMONWEALTH ENERGY SYSTEM

                       Commonwealth Electric Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.5.1 Original Indenture on Form S-1 (Nov., 1948) (Exhibit 7(a), File No. 2-7749)

  4.5.2 First Supplemental on Form S-1 (Oct., 1950) (Exhibit 7(a-1), File No. 2-8605)

  4.5.3   Second Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-
          7749)

  4.5.4   Third Supplemental on Form 8-K (Feb., 1962) (Exhibit A, File No. 2-
          7749)

  4.5.5   Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-
          7749)

  4.5.6   Fifth Supplemental on Form 10-K (1984) (Exhibit 3, File No. 2-7749)

  4.5.7   Sixth Supplemental on Form 10-K (1984) (Exhibit 4, File No. 2-7749)

  4.5.8 Seventh Supplemental on Form S-1 (Dec., 1975) (Exhibit 4(b)2, File No. 2-54955)

                    Cape & Vineyard Electric Company**

  4.5.9 Original Indenture on Form S-1 (Apr., 1957) (Exhibit 4(b)1, File No. 2-26429)

  4.5.10  First Supplemental on Form 10-K (1984) (Exhibit 5, File No. 2-7749)

  4.5.11  Second Supplemental on Form 10-K (1984) (Exhibit 6, File No. 2-
          7749)

          **  Merged with Commonwealth Electric Company January 1, 1971.

Exhibit 10. Material Contracts

10.1       Power contracts.

10.1.1 Power contracts between CEC (Unit 1) and NBGEL and CEL dated December 1, 1965 (Exhibit 13(a)(1-4) to the CEC Form S-1, File No. 2-30057).

10.1.2 Power contract between Yankee Atomic Electric Company (YAEC) and CEL dated June 30, 1959, as amended April 1, 1975 (Refiled as
           Exhibit 1 to the 1991 CEL Form 10-K, File No. 2-7909).

10.1.2.1 Second, Third and Fourth Amendments to 10.1.2 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 2 to the CEL Form 10-Q (June 1988), File No. 2-7909).
                                  PAGE 27

                        COMMONWEALTH ENERGY SYSTEM

10.1.2.2 Fifth and Sixth Amendments to 10.1.2 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 1 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.3 Power Contract between YAEC and NBGEL dated June 30, 1959, as amended April 1, 1975 (Refiled as Exhibit 2 to the 1991 CE Form 10-K, File No. 2-7749).

10.1.3.1 Second, Third and Fourth Amendments to 10.1.3 as amended October 1, 1980, April 1, 1985 and May 6, 1988, respectively (Exhibit 1 to the CE Form 10-Q (June 1988), File No. 2-7749).

10.1.3.2 Fifth and Sixth Amendments to 10.1.3 as amended June 26, 1989 and July 1, 1989, respectively (Exhibit 3 to the CE Form 10-Q (September 1989), File No. 2-7749).

10.1.4 Power Contract between Connecticut Yankee Atomic Power Company (CYAPC) and CEL dated July 1, 1964 (Exhibit 13-K1 to the System's Form S-1, (April 1967) File No. 2-25597).

10.1.4.1 Additional Power Contract providing for extension on contract term between CYAPC and CEL dated April 30, 1984 (Exhibit 5 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.4.2 Second Supplementary Power Contract providing for decommissioning financing between CYAPC and CEL dated April 30, 1984 (Exhibit 6 to the CEL Form 10-Q (June 1984), File No. 2-7909).

10.1.5 Power contract between Vermont Yankee Nuclear Power Corporation (VYNPC) and CEL dated February 1, 1968 (Exhibit 3 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.5.1 First Amendment dated June 1, 1972 (Section 7) and Second Amendment dated April 15, 1983 (decommissioning financing) to
           10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June
           1984), File No. 2-7909).

10.1.5.2 Third Amendment dated April 1, 1985 and Fourth Amendment dated June 1, 1985 to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1986), File No. 2-7909).

10.1.5.3 Fifth and Sixth Amendments to 10.1.5 dated February 1, 1968, both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June
           1988), File No. 2-7909).

10.1.5.4 Seventh Amendment to 10.1.5 dated February 1, 1968, as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.5.5*  Additional Power Contract dated February 1, 1984 between CEL and
           VYNPC providing for decommissioning financing and contract extension (Refiled as Exhibit 1 to CEL 1993 Form 10-K, File No. 2-
           7909).
                                  PAGE 28

                        COMMONWEALTH ENERGY SYSTEM

10.1.6 Power contract between Maine Yankee Atomic Power Company (MYAPC) and CEL dated May 20, 1968 (Exhibit 5 to the System's Form S-7, File No. 2-38372).

10.1.6.1 First Amendment dated March 1, 1984 (decommissioning financing) and Second Amendment dated January 1, 1984 (supplementary payments) to 10.1.6 (Exhibits 3 and 4 to the CEL Form 10-Q (June
           1984), File No. 2-7909).

10.1.6.2 Third Amendment to 10.1.6 dated October 1, 1984 (Exhibit 1 to the CEL Form 10-Q (September 1984), File No. 2-7909).

10.1.7 Agreement between NBGEL and Boston Edison Company (BECO) for the purchase of electricity from BECO's Pilgrim Unit No. 1 dated August 1, 1972 (Exhibit 7 to the CE 1984 Form 10-K, File No. 2-
           7749).

10.1.7.1 Service Agreement between NBGEL and BECO for purchase of stand-by power for BECO's Pilgrim Station dated August 16, 1978 (Exhibit 1 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.7.2 System Power Sales Agreement by and between CE and BECO dated July 12, 1984 (Exhibit 1 to the CE Form 10-Q (September 1984), File No. 2-7749).

10.1.7.3 Power Exchange Agreement by and between BECO and CE dated December 1, 1984 (Exhibit 16 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.7.4 Power Exchange Agreement by and between BECO and CEL dated December 1, 1984 (Exhibit 5 to the CEL 1984 Form 10-K, File No. 2-
           7909).

10.1.7.5 Service Agreement for Non-Firm Transmission Service between BECO and CEL dated July 5, 1984 (Exhibit 4 to the CEL 1984 Form 10-K, File No. 2-7909).

10.1.8 Agreement for Joint-Ownership, Construction and Operation of New Hampshire Nuclear Units (Seabrook) dated May 1, 1973 (Exhibit 13(N) to the NBGEL Form S-1 dated October 1973, File No. 2-49013 and as amended below:

10.1.8.1 First through Fifth Amendments to 10.1.8 as amended May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974 and January 31, 1975, respectively (Exhibit 13(m) to the NBGEL Form S-1 (November 7, 1975), File No. 2-54995).

10.1.8.2 Sixth through Eleventh Amendments to 10.1.8 as amended April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.8.3 Twelfth through Fourteenth Amendments to 10.1.8 as amended May 16, 1980, December 31, 1980 and June 1, 1982, respectively (Refiled as Exhibits 1, 2, and 3 to the CE 1992 Form 10-K, File No. 2-7749).
                                  PAGE 29

                        COMMONWEALTH ENERGY SYSTEM

10.1.8.4 Fifteenth and Sixteenth Amendments to 10.1.8 as amended April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.8.5 Seventeenth Amendment to 10.1.8 as amended March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.8.6 Eighteenth Amendment to 10.1.8 as amended March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.8.7 Nineteenth Amendment to 10.1.8 as amended May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.8.8 Twentieth Amendment to 10.1.8 as amended September 19, 1986 (Exhibit 1 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.8.9 Twenty-First Amendment to 10.1.8 as amended November 12, 1987 (Exhibit 1 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.8.10 Settlement Agreement and Twenty-Second Amendment to 10.1.8, both dated January 13, 1989 (Exhibit 4 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.9 Interim Agreement to Preserve and Protect the Assets of and Investment in the New Hampshire Nuclear Units dated April 27, 1984 (Exhibit 2 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.10 Resolutions proposed by Merrill Lynch Capital Markets and adopted by the Joint-Owners of the Seabrook Nuclear Project regarding Project financing, dated May 14, 1984 (Exhibit 1 to the CEC Form 10-Q (March 1984), File No. 2-30057).

10.1.11 Agreement for Seabrook Project Disbursing Agent establishing YAEC as the disbursing agent under the Joint-Ownership Agreement, dated May 23, 1984 (Exhibit 4 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.11.1 First Amendment to 10.1.11 as amended March 8, 1985 (Exhibit 2 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.11.2 Second through Fifth Amendments to 10.1.11 as amended May 20, 1985, June 18, 1985, January 2, 1986 and November 12, 1987,
           respectively (Exhibit 4 to the CEC 1987 Form 10-K, File No. 2-
           30057).

10.1.12 Agreement to Share Certain Costs Associated with the Tewksbury-Seabrook Transmission Line dated May 8, 1986 (Exhibit 2 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.13 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981, between CE and CEC, for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated January 2, 1981 (Refiled as Exhibit 4 to the CE 1992 Form 10-K, File No. 2-7749).
                                  PAGE 30

                        COMMONWEALTH ENERGY SYSTEM

10.1.14 Agreement to transfer ownership, construction and operational interest in the Seabrook Units 1 and 2 from CE to CEC dated January 2, 1981 (Refiled as Exhibit 3 to the 1991 CE Form 10-K, File No. 2-7749).

10.1.15 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.16 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.17 Agreement between NBGEL and Central Maine Power Company (CMP), for the joint-ownership, construction and operation of William F. Wyman Unit No. 4 dated November 1, 1974 together with Amendment No. 1 dated June 30, 1975 (Exhibit 13(N) to the NBGEL Form S-1, File No. 2-54955).

10.1.17.1 Amendments No. 2 and 3 to 10.1.17 as amended August 16, 1976 and December 31, 1978 (Exhibit 5(a) 14 to the System's Form S-16 (June
           1979), File No. 2-64731).

10.1.18    Agreement between the registrant and Montaup Electric Company
           (MEC) for use of common facilities at Canal Units I and II and for allocation of related costs, executed October 14, 1975 (Exhibit 1 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.18.1 Agreement between the registrant and MEC for joint-ownership of Canal Unit II, executed October 14, 1975 (Exhibit 2 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.18.2 Agreement between the registrant and MEC for lease relating to Canal Unit II, executed October 14, 1975 (Exhibit 3 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.19 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the System's 1985 Form 10-K, File No. 1-7316).

10.1.20 Capacity Acquisition Agreement between CEC,CEL and CE dated September 25, 1980 (Refiled as Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.20.1 Supplement to 10.1.20 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).
                                  PAGE 31

                        COMMONWEALTH ENERGY SYSTEM

10.1.20.2 Supplements to 10.1.20 consisting of two Capacity Acquisition Commitments each dated October 31, 1988, concerning electricity acquired from Western Massachusetts Electric Company and/or CL&P for periods ranging from November 1, 1988 to October 31, 1994 (Exhibit 2 to the CEC Form 10-Q (September 1989), File No. 2-30057).

10.1.20.3 Amendment to 10.1.20 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby Canal Electric Company, as agent, in addition to acquiring power may also sell bulk electric power which Cambridge Electric Light Company and/or Commonwealth Electric Company owns or otherwise has the right to sell (Exhibit 1 to Canal Electric's Form 10-Q (September 1993), File No. 2-30057).

10.1.20.4 Capacity Disposition Commitment dated June 25, 1993 by and between Canal Electric Company (Unit 2) and Commonwealth Electric Company for the sale of a portion of Commonwealth Electric's entitlement in Unit 2 to Green Mountain Power Corporation (Exhibit 2 to Canal Electric's Form 10-Q (September 1993), File No. 2-30057).

10.1.21 Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Exhibits 5 and 6 to the CE 1992 Form 10-K, File No. 2-7749).

10.1.21.1 Amendment No. 2 to 10.1.21 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.21.2 Amendment No. 3 to 10.1.21 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).

10.1.22 Participation Agreement between MEPCO and CEL and/or NBGEL dated June 20, 1969 for construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the NBEPC (Exhibit 13 to the CES 1984 Form 10-K, File No. 1-7316).

10.1.22.1 Supplement Amending 10.1.22 as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.23 Power Purchase Agreement between Weweantic Hydro Associates and CE for the purchase of available hydro-electric energy produced by a facility located in Wareham, Massachusetts, dated December 13, 1982 (Exhibit 1 to the CE 1983 Form 10-K, File No. 2-7749).

10.1.23.1 Power Purchase Agreement (Revised) between Weweantic Hydro Associ-ates and Commonwealth Electric (CE) for the purchase of available hydro-electric energy produced by a facility located in Wareham, MA, originally dated December 13, 1982, revised and dated March 12, 1993 (Exhibit 1 to the CE Form 10-Q (June 1993), File No. 2-
           7749).
                                  PAGE 32

                        COMMONWEALTH ENERGY SYSTEM

10.1.24* Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.25*   Power Purchase Agreement between Corporation Investments, Inc.
           (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.25.1 Amendment to 10.1.25 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.26 Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission Corporation (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.26.1  Amendment No. 3 to 10.1.26 (Exhibit 2 to the CE Form 10-Q (June
           1986), File No. 2-7749).

10.1.27 Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982, Amendment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.28 Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Exhibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.28.1 Amendatory Agreement No. 3 to 10.1.28 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.29 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.30 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).
                                  PAGE 33

                        COMMONWEALTH ENERGY SYSTEM

10.1.31 Agreement to Preliminary Quebec Interconnection Support Agree-ment - Phase II among Public Service Company of New Hampshire
           (PSNH), New England Power Co. (NEP), BECO and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.32 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.32.1 First, Second and Third Amendments to 10.1.32 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.32.2 Fifth, Sixth and Seventh Amendments to 10.1.32 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.32.3 Fourth and Eighth Amendments to 10.1.32 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.32.4 Ninth and Tenth Amendments to 10.1.32 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.32.5 Eleventh Amendment to 10.1.32 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.32.6 Twelfth Amendment to 10.1.32 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.33 Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New England Hydro) (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.34 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.35 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

                        COMMONWEALTH ENERGY SYSTEM

10.1.36 Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.36.1 Amendment No. 1 to 10.1.36 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.36.2 Amendment No. 2 to 10.1.36 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.37 Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.37.1 Amendments Nos. 1 and 2 to 10.1.37 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.37.2 Amendments Nos. 3 and 4 to 10.1.37 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.38 Phase II Boston Edison AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.38.1 Amendments Nos. 1 and 2 to 10.1.38 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.38.2 Amendments Nos. 3 and 4 to 10.1.38 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.39 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.40 System Power Sales Agreement by and between CE, as seller, and Central Vermont Public Service Corporation (CVPS), as buyer, dated September 15, 1984 (Exhibit 2 to the CE Form 10-Q (September
           1984), File No. 2-7749).

10.1.40.1 System Sales Agreement by CVPS, as seller, and CE, as buyer, dated September 15, 1984 (Exhibit 9 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.40.2 System Sales and Exchange Agreement by and between CVPS and CE on energy transactions, dated September 15, 1984 (Exhibit 10 to the CE 1984 Form 10-K, File No. 2-7749).

                        COMMONWEALTH ENERGY SYSTEM

10.1.40.3 System Exchange Agreement by and between CE and CVPS for the exchange of capacity and associated energy, dated September 3, 1985 (Exhibit 1 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.40.4 Purchase Agreement by and between CEC and CVPS for the purchase of capacity from CEC for the term March 1, 1991 to October 31, 1995, dated March 1, 1991 (Exhibit 1 to CEC Form 10-Q (June 1991), File No. 2-30057).

10.1.40.5 Power Sale Agreement by and between CEC and CVPS for the purchase of 50 MW of capacity from CVPS's units (25 MW from Vermont Yankee and 25 MW from Merrimack 2) for the term of March 1, 1991 to October 31, 1995, dated March 1, 1991 (Exhibit 2 to CEC Form 10-Q (June 1991), File No. 2-30057).

10.1.41 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1, 1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.41.1 Transmission Service Agreement between Northeast Utilities' companies (NU) - The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO), and CE for NU companies to transmit power purchased from Swift River Company's Chicopee Units to CE, dated October 1, 1984 (Exhibit 14 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.41.2 Transformation Agreement between WMECO and CE whereby WMECO is to transform power to CE from the Chicopee Units, dated December 1, 1984 (Exhibit 15 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.42 System Power Sales Agreement by and between CL&P and WMECO, as buyers, and CE, as seller, dated January 13, 1984 (Exhibit 13 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.43 System Power Sales Agreement by and between CL&P, WMECO, as sellers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the NU Companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to CEL 1985 Form 10-K, File No. 2-7909).

10.1.44 Power Purchase Agreement with Respect to South Meadow Unit Nos. 11, 12, 13, and 14 of the NU system company of CL&P (seller) and CE (buyer), dated November 1, 1985 (Exhibit 1 to the CE Form 10-Q (June 1986), File No. 2-7749).

10.1.45 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

                        COMMONWEALTH ENERGY SYSTEM

10.1.45.1 Power Sales Agreement to 10.1.45 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.45.2 Amendment to 10.1.45 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.45.3 Amendment to 10.1.45 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to CE Form 10-Q (June 1991), File No. 2-7749).

10.1.46 System Power Sales Agreement by and between CE (seller) and NEP (buyer), dated January 6, 1984 (Exhibit 1 to the CE Form 10-Q (June 1985), File No. 2-7749).

10.1.47 Service Agreement by and between CE and NEP dated March 24, 1984, whereas CE agrees to purchase short-term power applicable to NEP'S FERC Electric Tariff Number 5 (Exhibit 1 to the CE Form 10-Q (June
           1987), File No. 2-7749).

10.1.48 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associated, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.48.1 First Amendment to 10.1.48 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.48.2 Second Amendment to 10.1.48 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.48.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.48.4 Amendment to 10.1.48.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.49 Power Sale Agreement by and between CE (buyer) and CPC Lowell Cogeneration Corp.(seller) of all capacity and related energy produced, dated September 29, 1986 (Exhibit 2 to the CE Form 10-Q (March 1987), File No. 2-7749).

10.1.49.1 Restatement of 10.1.49 as restated March 30, 1987 (Exhibit 2 to the CE Form 10-Q (June 1987), File No. 2-7749).

10.1.50 Power Sale Agreement by and between CE (buyer) and Pepperell Power Associates Limited Partnership (seller) of all electricity produced from a 38 KW generating unit, dated April 13, 1987 (Exhibit 3 to the CE Form 10-Q (March 1987), File No. 2-7749).

                        COMMONWEALTH ENERGY SYSTEM

10.1.51 Power Contract between CEC (seller) and CE and CEL (purchasers) dated August 14, 1989 whereby purchasers agree to purchase the capacity and energy from seller's "Slice-of-System" entitlement from CL&P for the term of November 1, 1989 to October 31, 1994 (Exhibit 1 to the CEC Form 10-Q (September 1989), File No. 2-30057).

10.1.51.1 Power Sale Agreement dated November 1, 1988, by and between CEC (buyer) and CL&P (seller), whereby buyer will purchase generating capacity totaling 250 MW from various seller's units ("Slice of System") for the term November 1, 1989 to October 31, 1994 (Exhibit 3 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.52 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to CE Form 10-Q (September
           1991) File No. 2-7749).

10.1.52.1 First Amendment, dated November 24, 1992, to Exchange of Power Agreement between Montaup Electric Company and Commonwealth Electric Company (CE) dated January 17, 1991 (Exhibit 1 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.53 System Power Exchange Agreement by and between Commonwealth Electric Company (CE) and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (March 1992), File No. 2-
           7749).

10.1.53.1 First Amendment, dated September 8, 1992, to System Power Exchange Agreement by and between Commonwealth Electric Company (CE) and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (September 1992), File No. 2-7749).

10.1.53.2 Second Amendment, dated March 2, 1993, to System Power Exchange Agreement by and between CE and New England Power Company (NEP) dated January 16, 1992 (Exhibit 2 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.54 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between Commonwealth Electric (CE) (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June 1992), File No. 2-7749).

10.1.55 Power Exchange Contract, dated March 24, 1993, between NEP and Canal Electric Company (Canal) for an exchange of unit capacity in which NEP will purchase 20 MW of Canal Unit 2 capacity in exchange for Canal's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of Canal's Unit 2 capacity in exchange for Canal's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to Canal's Form 10-Q (March 1993) File No. 2-30057).
                                  PAGE 38

                        COMMONWEALTH ENERGY SYSTEM

10.1.56 Power Purchase Agreement by and between Masspower (seller) and Commonwealth Electric Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogeneration facility, dated February 14, 1992 (Exhibit 1 to Commonwealth Electric's Form 10-Q (September 1993), File No. 2-
           7749).

10.1.57 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and Commonwealth Electric Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 2 to Commonwealth Electric's Form 10-Q (September 1993), File No. 2-7749).

10.1.58.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., Cambridge Electric Light Company, Commonwealth Electric Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to Commonwealth Electric's Form 10-Q (September 1993), File No 2-
           7749).

10.1.58.2 Power Sale Agreement by and between Altresco Pittsfield, L. P. (seller) and Cambridge Electric Light Company (Cambridge Electric) (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 1 to Cambridge Electric's Form 10-Q (September 1993), File No. 2-7909).

10.2       Natural gas purchase contracts.

10.2.1 Natural gas purchase contracts between Algonquin Gas Transmission Company (AGT) and the gas subsidiaries of the System: Firm Service contracts dated October 28, 1969 and July 10, 1972; Winter Service contracts dated August 14, 1968 and July 10, 1972 (Exhibits 1, 2, 3, and 4, respectively, to the CG 1984 Form 10-K, File No. 2-
           1647).

10.2.2 Service Agreement Applicable to Rate Schedule F-1 between AGT and CG for Firm natural gas services, dated January 28, 1981 (Exhibit 1 to the CG Form 10-Q (March 1987), File No. 2-1647).

10.2.3 Service Agreement Applicable to Rate Schedule F-2 between AGT and CG for the purchase of certain quantities of natural gas acquired by AGT from CGS, dated April 11, 1985 (Exhibit 2 to the CG Form 10-Q (March 1987), File No. 2-1647).

10.2.4 Service Agreement Applicable to Rate Schedule F-3 between AGT and CG for the purchase of certain quantities of natural gas acquired by AGT from National Fuel Gas Supply Corporation, dated April 11, 1985 (Exhibit 3 to the CG Form 10-Q (March 1987), File No. 1-
           1647).
                                  PAGE 39

                        COMMONWEALTH ENERGY SYSTEM

10.2.5 Service Agreement Applicable to Rate Schedule F-4 between AGT and CG for the purchase of certain quantities of natural gas acquired by AGT from Texas Eastern Transmission Company, dated December 26, 1985 (Exhibit 4 to the CG Form 10-Q (March 1987), File No. 2-
           1647).

10.2.6 Gas Service Contract between HOPCO and NBGEL for the performance of liquefaction, storage and vaporization service and the operation and maintenance of an LNG facility located at Acushnet, MA dated September 1, 1971 (Exhibit 8 to the CG 1984 Form 10-K, File No. 2-1647).

10.2.6.1 Gas Service Contract between HOPCO and CG for the performance of liquefaction, storage and vaporization services and the operation of LNG facilities located in Hopkinton, MA dated September 1, 1971 (Exhibit 9 to the CG 1984 Form 10-K, File No. 2-1647).

10.2.6.2 Amendments to 10.2.6 and 10.2.6.1 as amended December 1, 1976 (Exhibits 2 and 3 to the CG 1986 Form 10-K, File No. 2-1647).

10.2.6.3 Supplement 1 to Gas Service Contract between HOPCO and NBGEL dated September 1, 1973 and September 14, 1977 (Exhibit 5(c)5 to the CES Form S-16 (June 1979), File No. 2-64731).

10.2.6.4 Supplement 1 to 10.2.6.1 dated September 14, 1977 (Exhibit 5(c)6 to the CG Form S-16 (June 1979), File No. 2-64731).

10.2.6.5   Supplement 2 to 10.2.6.1 dated September 30, 1982 (Refiled as
           Exhibit 2 to the CG 1992 Form 10-K, File No. 2-1647).

10.2.6.6 1986 Consolidating Supplement to CG Service Contract and NBGEL Service Contract by and between CG and HOPCO dated December 31, 1986 amending and consolidating the CG Service Contract and the NBGEL Service Contract both as amended December 1, 1976 and supplemented September 14, 1977 (Exhibit 2 to CG Form 10-Q (March
           1988), File No. 2-1647).

10.2.7     Operating Agreement between Air Products and Chemicals, Inc.,
           (APC) and HOPCO, dated as of September 1, 1971, as supplemented by Supplements No. 1, No. 2 and No. 3 dated as of July 1, 1974, August 1, 1975 and January 1, 1985, respectively, with respect to the operation and maintenance by APC of HOPCO's liquefied natural gas facilities located at Hopkinton, MA (Exhibit 11 to the CES 1984 Form 10-K, File No. 1-7316).

10.2.7.1 Engineering and Prime Contracting Agreement between APC and HOPCO for performance of engineering services and capital project construction at LNG facility in Hopkinton, MA (Exhibit 12 to the CES 1984 Form 10-K, File No. 1-7316).

10.2.8 Firm Storage Service Transportation Contract by and between TGP and CG providing for firm transportation of natural gas from CGT, dated December 15, 1985 (Exhibit 1 to the CG 1985 Form 10-K, File No. 2-1647).
                                  PAGE 40

                        COMMONWEALTH ENERGY SYSTEM

10.2.9 Agency Agreement for Certain Transportation Arrangements by and between CG and Citizens Resources Corporation (CRC) whereby CRC arranges for a third party transportation of natural gas acquired by CG, dated April 14, 1986 (Exhibit 1 to the CG Form 10-Q (June
           1986), File No. 2-1647).

10.2.9.1 Natural Gas Sales Agreement between CG and CRC, dated April 14, 1986 (Exhibit 2 to CG Form 10-Q (June 1986), File No. 2-1647).

10.2.10 Gas Sales Agreement by and between Enron Gas Marketing, Inc. and CG relating to the sale and purchase of natural gas on an interruptible basis, dated June 17, 1986 (Exhibit 3 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.11 Agency Agreement for Certain Transportation Arrangements, dated June 18, 1985 and Gas Purchase and Sales Agreement dated August 6, 1985 by and between CG and Tenngasco Corporation and other related entities (Exhibit 4 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.12 Service Agreement dated December 14, 1985 and an amendment thereto dated May 15, 1986 by and between Texas Eastern Transmission Corporation (TET) and CG to receive, transport and deliver to points of delivery natural gas for the account of CG, dated December 14, 1985 (Exhibit 5 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.13 Gas Transportation Agreement by and between TET and CG to receive, transport and deliver on an interruptible basis, certain quantities of natural gas for the account of CG, dated January 31, 1986 (Exhibit 6 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.14 Service Agreement dated May 19, 1988, by and between TET and CG, whereby TET agrees to receive, transport and deliver natural gas to CG (Exhibit 1 to the CG Form 10-Q (September 1988), File No. 2-
           1647).

10.2.15 Gas Sales Agreement by and between Texas Eastern Gas Trading Company and CG providing for the sale of certain quantities of natural gas to CG, dated May 15, 1986 (Exhibit 7 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.16 Service Agreement applicable to Rate Schedule TS-3 between TET and CG for Firm natural gas service, dated April 16, 1987 (Exhibit 1 to the CG Form 10-Q (June 1987), File No. 2-1647).

10.2.17 Natural Gas Sales Agreement between Summit Pipeline and Producing Company and CG, dated April 16, 1987 (Exhibit 2 to the CG Form 10-Q (June 1987), File No. 2-1647).

10.2.18 Natural Gas Sales Agreement between Natural Gas Supply Company and CG, dated May 12, 1987 (Exhibit 3 to the CG Form 10-Q (June 1987), File No. 2-1647).
                                  PAGE 41

                        COMMONWEALTH ENERGY SYSTEM

10.2.19 Natural Gas Sales Agreement between Stellar Gas Company and CG, dated April 15, 1988 (Exhibit 1 to the CG Form 10-Q (March 1988), File No. 2-1647).

10.2.20 Natural Gas Sales Agreement between Amalgamated Gas Pipeline Company and CG dated April 5, 1988 (Exhibit 1 to the CG Form 10-Q (June 1988), File No. 2-1647).

10.2.21 Natural Gas Sales Agreement between Gulf Ohio Pipeline Corporation and CG dated May 18, 1988 (Exhibit 2 to the CG Form 10-Q (June
           1988), File No. 2-1647).

10.2.22 Natural Gas Sales Agreement between Phillips Petroleum Company and CG dated May 18, 1988 (Exhibit 3 to the CG Form 10-Q (June 1988), File No. 2-1647).

10.2.23 Natural Gas Sales Agreement between TXO Gas Marketing Corp. and CG dated April 25, 1988 (Exhibit 1 to the CG 1988 Form 10-K, File No. 2-1647).

10.2.24 Gas Transportation Agreement by and between AGT and CG to receive, transport and deliver certain quantities of natural gas on a firm basis for the account of CG dated December 1, 1988 (Exhibit 2 to the CG 1988 Form 10-K, File No. 2-1647).

10.2.25 Natural Gas Sales Agreement between Enermark Gas Gathering Corporation and CG dated January 6, 1989 (Exhibit 3 to the CG 1988 Form 10-K, File No. 2-1647).

10.2.26 Gas Sales Agreement between BP Gas Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated March 31, 1989 with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (March 1989), File No. 2-1647).

10.2.27 Gas Sales Agreement between Tejas Power Corporation (seller) and CG (purchaser) for the purchase of spot market gas, dated February 21, 1989 with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (March 1989), File No. 2-1647).

10.2.28 Gas Sales Agreement between Catamount Natural Gas, Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated April 5, 1988, with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.2.29 Gas Sales Agreement between Transco Energy Marketing Company (seller) and CG (purchaser) for the purchase of spot market gas, dated March 1, 1989, with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.2.30 Gas Sales Agreement between V.H.C. Gas Systems, L.P. (seller) and CG (purchaser) for the purchase of spot market gas, dated June 2, 1989, with a contract term of at least one year (Exhibit 3 to the CG Form 10-Q (June 1989), File No. 2-1647).
                                  PAGE 42

                        COMMONWEALTH ENERGY SYSTEM

10.2.31 Gas Sales Agreement between End-Users Supply System (seller) and CG (purchaser) for the purchase of spot market gas, dated June 29, 1989, with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.32 Gas Sales Agreement between Entrade Corporation (seller) and CG (purchaser) for the purchase of spot market gas, dated August 14, 1989, with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.33 Gas Sales Agreement between Fina Oil and Chemical Company (seller) and CG (purchaser) for the purchase of spot market gas, dated July 10, 1989, with a contract term of at least one year (Exhibit 3 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.34 Gas Sales Agreement between Mobil Natural Gas Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated August 14, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.35 Gas Storage Agreement between Steuben Gas Storage Company (Steuben) and CG (customer) for the storage and delivery of customer's natural gas to and from underground gas storage facilities, dated May 23, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (June 1989), File No. 2-
           1647).

10.2.35.1  Amendment, dated August 28, 1989, to 10.2.35 dated May 23, 1989
           (Exhibit 5 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.36 Gas Sales Agreement between PSI, Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated September 25. 1989, with a term of at least one year (Exhibit 1 to the CG 1989 Form 10-K, File No. 2-1647).

10.2.37 Gas Sales Agreement between Hadson Gas Systems (seller) and CG (purchaser) for the purchase of firm gas, dated August 15, 1990, with a contract term of at least six years (Exhibit 1 to the CG Form 10-Q (September 1990), File No. 2-1647).

10.2.38 Gas Sales Agreement between Odeco Oil Company (seller) and CG (purchaser) for the purchase of firm gas, dated August 15, 1990, with a contract term of at least five years (Exhibit 2 to the CG Form 10-Q (September 1990), File No. 2-1647).

10.2.39 Operating Agreement between AGT, CG and Distrigas of Massachusetts Corporation in connection with the deliveries of regasified liquified natural gas into the Algonquin J-system, dated August 1, 1990 (Exhibit 3 to the CG Form 10-Q (September 1990), File No.2-
           1647).

10.2.40 Gas Sales Agreement between TEX/CON Marketing Gas Company (seller) and CG (purchaser) for the purchase of firm gas, dated September 12, 1990, with a contract term of five years (Exhibit 3 to the CG 1990 Form 10-K, File No. 2-1647).
                                  PAGE 43

                        COMMONWEALTH ENERGY SYSTEM

10.2.41 Transportation Agreement between AGT and CG to provide for firm transportation of natural gas on a daily basis, dated December 1, 1988 (Exhibit 3 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.42 Transportation Assignment Agreement between AGT and CG regarding Rate Schedule ATAP Agreement No. 9020016 which provides for the assignment, on an interruptible basis, of firm service rights on TET's system under Rate Schedule FT-1, dated January 3, 1990, for a term ending October 31, 1999 (Exhibit 4 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.43 Gas Sales Agreement between AFT and CG to reduce the volume of Rate Schedule F-1, dated October 15, 1990 (Exhibit 5 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.44 Transportation Agreement between AFT and CG for Rate Schedule AFT-1, dated November 1, Agreement No. 90103, 1990 (Exhibit 6 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.45 Transportation Assignment Agreement between AFT and CG regarding Rate Schedule ATAP Agreement No. 90202, which provides for the assignment, on a firm basis, of firm service rights on TET's system under Rate Schedule FT-1 dated November 1, 1990 (Exhibit 7 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.46 Gas Sales Agreement between TGP and CG under TGP's CD-6 Rate Schedules dated September 1, 1991 (Exhibit 8 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.47 Transportation Agreement between TGP and CG dated September 1, 1991 (Exhibit 9 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.48 Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas Storage Company to TGP (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.49    Service Line Agreement by and between Commonwealth Gas Company
           (CG) and Milford Power Limited Partnership dated March 12, 1992 for a term ending January 1, 2013. (Exhibit 1 to the CG Form 10-Q (March 1992), File No. 2-1647.

10.3       Other agreements.

10.3.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to CES Form 10-Q (September 1993), File No. 1-7316).

10.3.2 Employees Savings Plan of Commonwealth Energy System and Subsid-iary Companies as amended and restated January 1, 1993.(Exhibit 2 to CES Form 10-Q (September 1993), File No. 1-7316).
                                  PAGE 44

                        COMMONWEALTH ENERGY SYSTEM

10.3.3 New England Power Pool Agreement (NEPOOL) dated September 1, 1971 as amended through August 1, 1977, between NEGEA Service Corporation, as agent for CEL, CEC, NBGEL, and various other electric utilities operating in New England together with amendments dated August 15, 1978, January 31, 1979 and February 1, 1980. (Exhibit 5(c)13 to New England Gas and Electric
           Association's Form S-16 (April 1980), File No. 2-64731).

10.3.3.1 Thirteenth Amendment to 10.3.3 as amended September 1, 1981 (Refiled as Exhibit 3 to the System's 1991 Form 10-K, File No. 1-7316).

10.3.3.2 Fourteenth through Twentieth Amendments to 10.3.3 as amended December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
           August 1, 1985, August 15, 1985 and September 1, 1985, respectively (Exhibit 4 to the CES Form 10-Q (September 1985), File No. 1-7316).

10.3.3.3 Twenty-first Amendment to 10.3.3 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.3.3.4 Twenty-second Amendment to 10.3.3 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-
           7316).

10.3.3.5 Twenty-third Amendment to 10.3.3 as amended to April 30, 1987 (Exhibit 1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.3.3.6 Twenty-fourth Amendment to 10.3.3 as amended March 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.7 Twenty-fifth Amendment to 10.3.3. as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.3.3.8 Twenty-sixth Agreement to 10.3.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.9 Twenty-seventh Agreement to 10.3.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316)

10.3.4 Fuel Supply, Facilities Lease and Operating Contract by and between, on the one side, ESCO (Massachusetts), Inc. and Energy Supply and Credit Corporation, and on the other side, CEC, dated as of February 1, 1985 (Exhibit 1 to the CEC 1984 Form 10-K, File No. 2-30057

10.3.4.1 Amendments Nos. 1 and 2 to 10.3.5 as amended July 1, 1986 and November 15, 1989, respectively (Exhibit 3 to the CEC 1989 Form 10-K, File No. 2-30057).

10.3.5 Assignment and Sublease Agreement and Canal's Consent of Assignment thereto whereby ESCO-Mass assigns its rights and obligations under Part II of the Resupply Agreement dated February 1, 1985 to ESCO Terminals Inc., dated June 4, 1985 (Exhibit 4 to CEC Form 10-Q (June 1985), File No. 2-30057).
                                  PAGE 45

                        COMMONWEALTH ENERGY SYSTEM

10.3.6 Oil Supply Contract by and between CEC (buyer) and Coastal Oil New England, Inc. (seller) for a portion of CEC's requirements of No. 6 residual fuel oil, dated July 1, 1991 (Exhibit 3 to CEC Form 10-Q (June 1991), File No. 2-30057).

10.3.6.1 Assignment Agreement between CEC and ESCO (Massachusetts), Inc. (ESCO-Mass) and Energy Supply and Credit Corporation whereby CEC assigns to ESCO-Mass rights and obligations under 10.3.7 (above) dated July 1, 1991 (Exhibit 4 to CEC Form 10-Q (June 1991), File No. 2-30057).

10.3.7 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel Company (Exhibit 3 to the CEL Form 10-K for 1985, File No. 2-7909).

10.3.8 Stock Purchase Agreement by and among Texas Eastern Corporation (purchaser) and Eastern Gas and Fuel Associates, Commonwealth Energy System and Providence Energy Corporation (sellers) for the purchase and sale of ownership interests in Algonquin Energy, Inc., dated June 10, 1986 (Exhibit 1 to the CEC Form 10-Q (June
           1986), File No. 1-7316).

Exhibit 22. Subsidiaries of the Registrant

           Incorporated by reference to Exhibit 2 (page 101) to the System's 1988 Annual Report on Form 10-K, File No. 1-7316.

Exhibit 99. Additional Exhibit

           Filed herewith as Exhibit 1 is the Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994.

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1993.
                                  PAGE 46

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Commonwealth Energy System:


    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Energy System appearing in Exhibit A to the proxy statement for the 1994 annual meeting of shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Part IV, Item 14 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN & CO.
                                        Arthur Andersen & Co.

Boston, Massachusetts,
February 17, 1994.

                                                                                                       SCHEDULE III
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                  INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                         FOR THE YEAR ENDED DECEMBER 31, 1993
                                                (Dollars in Thousands)
                                          Balance at                                         Balance at
                                      Beginning of Year     Additions      Deductions        End of Year
                                     Number               Equity                        Number                Notes
                                       of                  in     Other   Distribution    of                Receivable
                                     Shares  Investment  Earnings  (B)    of Earnings   Shares   Investment     (A)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Company  346 600 $ 42 774    $ 3 101  $   -    $ 2 201      346 600  $ 43 674    $   -
   COM/Energy Steam Company           25 500    3 113      1 703      -      1 495       25 500     3 321        830
   Canal Electric Company          1 523 200  110 899     15 122      -     31 469    1 523 200    94 552        -
   Commonwealth Gas Company        2 407 000   88 157     16 299   18 000   15 452    2 857 000   107 004        355
   Darvel Realty Trust                    26    1 127       (368)     -        -             26       759        -
   COM/Energy Freetown Realty              1  (16 565)    (2 267)     -        -              1   (18 832)    26 480
   COM/Energy Research Park Realty         1      885        347      -        187            1     1 045        -
   COM/Energy Cambridge Realty             1      157         (8)     -         75            1        74        -
   COM/Energy Acushnet Realty              1      560         69      -         71            1       558        -
   COM/Energy Services Company         3 250      337         49      -         49        3 250       337        -
   Commonwealth Electric Company   1 606 472  128 093     12 078   35 000   11 842    2 043 972   163 329        -
   Hopkinton LNG Corp.                 5 000    4 931        548      -      1 460        5 000     4 019        190
                                             $364 468    $46 673  $53 000  $64 301               $399 840    $27 855

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies   52 454 $  9 690    $ 1 069  $   -    $ 1 099       52 454  $  9 660
   Hydro-Quebec Phase II             137 442    4 170        573      -        882      137 442     3 861
   Other Investments                     -         28        -        -        -            -          28
                                             $ 13 888    $ 1 642  $   -    $ 1 981               $ 13 549

NOTES: (A) Notes are written for eleven months and twenty-nine days.  Interest is at the prime interest rate and is adjusted for changes in the rate during the term of the notes.
       (B) Additional investment.

                                                                                                    SCHEDULE III

                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                  INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                         FOR THE YEAR ENDED DECEMBER 31, 1992
                                                (Dollars in Thousands)
                                         Balance at                                         Balance at
                                      Beginning of Year     Additions     Deductions        End of Year
                                     Number              Equity                        Number                Notes
                                       of                  in    Other   Distribution    of                Receivable
                                     Shares  Investment Earnings  (B)    of Earnings   Shares   Investment     (A)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Company  304 600 $ 37 945   $    64  $5 250   $   485       346 600  $ 42 774   $   -
   COM/Energy Steam Company           25 500    3 106     1 272     -       1 265        25 500     3 113       -
   Canal Electric Company          1 523 200  109 069    19 347     -      17 517     1 523 200   110 899     2 840
   Commonwealth Gas Company        2 407 000   82 930    14 855     -       9 628     2 407 000    88 157     5 780
   Darvel Realty Trust                    26    1 557        45     -         475            26     1 127       -
   COM/Energy Freetown Realty              1  (15 317)   (1 248)    -         -               1   (16 565)   25 262
   COM/Energy Research Park Realty         1    1 240       380     -         735             1       885       -
   COM/Energy Cambridge Realty             1       82        75     -         -               1       157       -
   COM/Energy Acushnet Realty              1      558        72     -          70             1       560       -
   COM/Energy Services Company         3 250      337        49     -          49         3 250       337       -
   Commonwealth Electric Company   1 606 472  127 362     9 004     -       8 273     1 606 472   128 093     8 445
   Hopkinton LNG Corp.                 5 000    4 295     1 322     -         686         5 000     4 931        70
                                             $353 164   $45 237  $5 250   $39 183                $364 468   $42 397

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies   52 454 $  9 629   $ 1 397  $  -     $ 1 336        52 454  $  9 690
   Hydro-Quebec Phase II             137 442    4 372       619     -         821       137 442     4 170
   Other Investments                     -         28       -       -         -             -          28
                                             $ 14 029   $ 2 016  $  -     $ 2 157                $ 13 888

NOTES: (A)  Notes are written for eleven months and twenty-nine days.  Interest is at the prime interest rate and is adjusted for changes in the rate during the term of the notes.
       (B)  Additional investment.

                                                                                                    SCHEDULE III
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                  INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                         FOR THE YEAR ENDED DECEMBER 31, 1991
                                                (Dollars in Thousands)
                                          Balance at                                           Balance at
                                      Beginning of Year  Additions      Deductions             End of Year
                                     Number               Equity                          Number               Notes
                                       of                  in       Distribution            of               Receivable
                                     Shares  Investment  Earnings   of Earnings Other     Shares  Investment     (A)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Company  304 600 $ 37 972    $ 4 039    $ 4 066     $ -       304 600 $ 37 945   $   655
   COM/Energy Steam Company           25 500    2 708      1 125        727       -        25 500    3 106       -
   Canal Electric Company          1 523 200  106 846     18 978     16 755       -     1 523 200  109 069     2 570
   Commonwealth Gas Company        2 407 000   85 226      3 120      5 416       -     2 407 000   82 930     3 725
   Darvel Realty Trust                    26    1 307        360        110       -            26    1 557       -
   COM/Energy Freetown Realty              1      478    (15,795)       -         -             1  (15 317)      -
   COM/Energy Research Park Realty         1      790        450        -         -             1    1 240       -
   COM/Energy Cambridge Realty             1       90         (8)       -         -             1       82       -
   COM/Energy Acushnet Realty              1      488         70        -         -             1      558       -
   COM/Energy Services Company         3 250      325         49         37       -         3 250      337       -
   Commonwealth Electric Company   1 606 472  125 457      9 857      7 952       -     1 606 472  127 362     5 950
   Hopkinton LNG Corp.                 5 000    3 747        548        -         -         5 000    4 295       -
                                             $365 434    $22 793    $35 063     $ -               $353 164   $12 900

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies   52 654 $  9 475    $ 1 504    $ 1 330     $20(B)     52 454 $  9 629
   Hydro-Quebec Phase II             137 442    3 453      1 195        276       -       137 442    4 372
   Other Investments                     -        713       (685)       -         -           -         28
                                             $ 13 641    $ 2 014    $ 1 606     $20               $ 14 029

NOTES: (A)  Notes are written for eleven months and twenty-nine days.  Interest is at the prime interest rate and is adjusted for changes in the rate during the term of the notes.
       (B)  In 1991, Vermont Yankee repurchased 2% of its common stock at $150 per share from Cambridge Electric.  Cambridge
            Electric's original cost was $100 per share.  As of December 31, 1991, Cambridge Electric held 9,801 shares in
            Vermont Yankee.

                                                                                                SCHEDULE V
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                                           PROPERTY, PLANT AND EQUIPMENT (A)
                                         FOR THE YEAR ENDED DECEMBER 31, 1993
                                                 (Dollars in Thousands
                                            Balance                Retirements    Adjustments      Balance
                                           Beginning  Additions    Charged to        and           End of
Classification                              of Year    at Cost   Reserve  Other    Transfers         Year
ELECTRIC
 Intangible plant                          $    2 386 $    -     $   -    $   -   $    -        $    2 386
 Land and rights of way                        10 092        7       -         2       -            10 097
 Structures and leasehold improvements        130 473      789        82      -        -           131 180
 Production equipment                         307 088    4 130     1 983      -         24         309 259
 Transmission equipment                       114 660    2 827       777      -         13         116 723
 Distribution equipment                       406 064   17 818     4 059      -         (9)        419 814
 Nuclear fuel in reactor                       16 928      (55)      -        -        -            16 873
 General equipment, vehicles, and other        27 306      188       145      -    (15 560)(C)      11 789
      Total plant in service                1 014 997   25 704     7 046       2   (15 532)      1 018 121
 Construction work in progress                  6 515    2 477       -        -        -             8 992
 Nuclear fuel in process                          155    1 486       -        -        -             1 641
      Total electric                        1 021 667   29 667     7 046       2   (15 532)      1 028 754
GAS
 Intangible plant                               1 392      -         -        -        -             1 392
 Land and rights of way                           979       43       -        -        -             1 022
 Structures and leasehold improvements         13 173      211        40      -        -            13 344
 Distribution equipment                       286 093   22 850     4 685      -          1         304 259
 General equipment and vehicles                 2 119      178       -        -        -             2 297
      Total plant in service                  303 756   23 282     4 725      -          1         322 314
 Construction work in progress                    566     (165)      -        -        -               401
      Total gas                               304 322   23 117     4 725      -        - 1         322 715
OTHER
 Steam heating equipment                        5 479    1 127        11      -         (1)          6 594
 Gas liquefaction facility                     36 680      962       -        -        -            37 642
 Miscellaneous physical property (B)           15 845      293        42       9    (1 850)         14 237
      Total plant in service                   58 004    2 382        53       9    (1 851)         58 473
 Construction work in progress                    641     (586)      -        -        -                55
      Total other                              58 645    1 796        53       9    (1 851)         58 528
      Total Property, Plant and Equipment  $1 384 634 $ 54 580   $11 824  $   11  $(17 382)     $1 409 997

(A)  Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
(B)  Principally real estate.
(C)  Principally the abandoned Cannon Street generating station reclassified to Deferred Charges.

                                                                                                SCHEDULE V
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                                           PROPERTY, PLANT AND EQUIPMENT (A)
                                         FOR THE YEAR ENDED DECEMBER 31, 1992
                                                (Dollars in Thousands)
                                            Balance                Retirements   Adjustments    Balance
                                           Beginning  Additions    Charged to        and        End of
Classification                              of Year    at Cost   Reserve Other    Transfers      Year
ELECTRIC
 Intangible plant                          $    2 387 $     (1)  $   -   $   -   $    -        $    2 386
 Land and rights of way                        10 121      161       -      (35)     (225)         10 092
 Structures and leasehold improvements        134 077      379       109     -     (3 874) (D)   130 473
 Production equipment                         313 196    4 560     1 765     -     (8 903) (D)   307 088
 Transmission equipment                       106 288    9 468     1 077     -        (19)        114 660
 Distribution equipment                       390 810   19 556     4 271     -        (31)        406 064
 Nuclear fuel in reactor                       12 780    3 442       -       -        706          16 928
 General equipment, vehicles, and other        11 664      272        89     -     15 459  (D)    27 306
      Total plant in service                  981 323   37 837     7 311    (35)    3 113       1 014 997
 Construction work in progress                 11 739   (5 224)      -       -        -             6 515
 Nuclear fuel in process                        2 561   (2 406)      -       -        -               155
      Total electric                          995 623   30 207     7 311    (35)    3 113       1 021 667
GAS
 Intangible plant                               1 392      -         -       -        -             1 392
 Land and rights of way                           979      -         -       -        -               979
 Structures and leasehold improvements         12 931      281        39     -        -            13 173
 Distribution equipment                       267 855   19 871     1 633     -        -           286 093
 General equipment and vehicles                 1 869      250       -       -        -             2 119
      Total plant in service                  285 026   20 402     1 672     -        -           303 756
 Construction work in progress                    513       53       -       -        -               566
      Total gas                               285 539   20 455     1 672     -        -           304 322
OTHER
 Steam heating equipment                        5 026      476        23     -        -             5 479
 Gas liquefaction facility                     35 133    1 547       -       -        -            36 680
 Miscellaneous physical property (B)           14 203      184        93      9     1 560          15 845
      Total plant in service                   54 362    2 207       116      9     1 560          58 004
 Construction work in progress                    271      370       -       -        -               641
      Total other                              54 633    2 577       116      9     1 560          58 645
      Total Property, Plant and Equipment  $1 335 795 $ 53 239   $ 9 099 $  (26) $  4 673 (C)  $1 384 634

(A)  Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
(B)  Principally real estate.
(C)  Adjustments to AFUDC related to Seabrook 1 resulting from FERC settlement.
(D)  Principally the Cannon Street generating station reclassified to property held for future use.

                                                                                               SCHEDULE V
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                                           PROPERTY, PLANT AND EQUIPMENT (A)
                                         FOR THE YEAR ENDED DECEMBER 31, 1991
                                                (Dollars in Thousands)
                                            Balance                Retirements   Adjustments    Balance
                                           Beginning  Additions    Charged to        and        End of
Classification                              of Year    at Cost   Reserve  Other   Transfers      Year
ELECTRIC
 Intangible plant                          $    2 208 $    179   $  -     $  -   $    -        $    2 387
 Land and rights of way                         9 947       12      -         1       163          10 121
 Structures and leasehold improvements        133 436      675      (16)     -        (50)        134 077
 Production equipment                         310 464    3 861    1 054      -        (75)        313 196
 Transmission equipment                       103 466    3 157      336      -          1         106 288
 Distribution equipment                       363 728   31 233    4 123      -        (28)        390 810
 Nuclear fuel in reactor                        8 598    4 182      -        -        -            12 780
 General equipment, vehicles, and other        11 434      472      238      -         (4)         11 664
      Total plant in service                  943 281   43 771    5 735       1         7         981 323
 Construction work in progress                 10 623    1 211      -        -        (95)         11 739
 Nuclear fuel in process                        5 655   (3 341)     -        -        247           2 561
      Total electric                          959 559   41 641    5 735       1       159         995 623
GAS
 Intangible plant                               1 392      -        -        -        -             1 392
 Land and rights of way                           979      -        -        -        -               979
 Structures and leasehold improvements         12 463      598      131      -          1          12 931
 Distribution equipment                       253 021   16 606    1 772      -        -           267 855
 General equipment and vehicles                 1 918       72      120      -         (1)          1 869
      Total plant in service                  269 773   17 276    2 023      -        -           285 026
 Construction work in progress                    678     (165)     -        -        -               513
      Total gas                               270 451   17 111    2 023      -        -           285 539
OTHER
 Steam heating equipment                        4 727      305        6      -        -             5 026
 Gas liquefaction facility                     34 085    1 098       50      -        -            35 133
 Miscellaneous physical property (B)           35 320      891       18       9   (21 981)         14 203
      Total plant in service                   74 132    2 294       74       9   (21 981)         54 362
 Construction work in progress                    299      (28)     -        -        -               271
      Total other                              74 431    2 266       74       9   (21 981)         54 633
      Total Property, Plant and Equipment  $1 304 441 $ 61 018   $7 832   $  10  $(21 822)(C)  $1 335 795

(A)  Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
(B)  Principally real estate.
(C)  Freetown project write-down.

                                                                                               SCHEDULE VI
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                (Dollars in Thousands)
                                                   Provision
                                                    Clearing                             Transfers
                   Balance at              Nuclear  Accounts  Amortization of              and               Balance
                  Beginning of  Charged to   Fuel   and Other    Leasehold               Removal              at End
Classification        Year      Operations Expense    Income   Improvements  Retirements  Cost       Salvage of Year

                                                  YEAR ENDED DECEMBER 31, 1993
Electric            $305 277     $32 188    $3 549   $  -        $  471        $ 7 046   $17 355 (A) $  720  $317 804
Gas                   73 187       8 939       -        -         1 089          4 725       865        (49)   77 576
Other                 27 605       1 353       -         (6)        -               53    (1 147)        57    30 103
 Total Accumulated
  Depreciation and
  Amortization      $406 069     $42 480    $3 549   $   (6)     $1 560        $11 824   $17 073     $  728  $425 483

                                                  YEAR ENDED DECEMBER 31, 1992
Electric            $280 011     $33 632    $3 696   $  -        $  470        $ 7 311   $ 6 292     $1 071  $305 277
Gas                   66 389       8 270       -        -         1 045          1 672       830        (15)   73 187
Other                 26 587       1 262       -        315          -             116       443        -      27 605
 Total Accumulated
  Depreciation and
  Amortization      $372 987     $43 164    $3 696   $  315      $1 515        $ 9 099   $ 7 565     $1 056  $406 069

                                                  YEAR ENDED DECEMBER 31, 1991
Electric            $251 742     $32 869    $3 823   $  -        $  481        $ 5 735   $ 3 439     $  270  $280 011
Gas                   60 720       7 910       -        -           835          2 023     1 084         31    66 389
Other                 25 592       1 172       -        300          -              74       403         -     26 587
 Total Accumulated
  Depreciation and
  Amortization      $338 054     $41 951    $3 823   $  300      $1 316        $ 7 832   $ 4 926     $  301  $372 987

(A) Includes $11,010,000 of accumulated depreciation related to the abandoned Cannon Street generating station which was reclassified to Deferred Charges.

SCHEDULE VIII

                        COMMONWEALTH ENERGY SYSTEM
                         AND SUBSIDIARY COMPANIES

                     VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                     Additions
                   Balance    Provision                Deductions  Balance
                  Beginning   Charged to                Accounts   at End
Description        of Year    Operations  Recoveries   Written-Off of Year


                                    Year Ended December 31, 1993

Allowance for
  Doubtful Accounts  $6 861    $ 9 468      $2 142       $10 710   $7 761


                                    Year Ended December 31, 1992

Allowance for
  Doubtful Accounts  $5 233    $12 082      $1 918       $12 372   $6 861


                                    Year Ended December 31, 1991

Allowance for
  Doubtful Accounts  $4 506    $10 943      $2 042       $12 258   $5 233



                                                       SCHEDULE IX

                        COMMONWEALTH ENERGY SYSTEM
                         AND SUBSIDIARY COMPANIES

                         SHORT-TERM BORROWINGS(A)

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

                          (Dollars in Thousands)

                          Weighted
                           Average     Maximum    Average    Weighted
 Category of              Interest     Amount     Amount     Average
  Aggregate                 Rate     OutstandingOutstanding  Interest
 Short-Term  Balance at    at End      During   During the  Rate During
 Borrowings End of Period of Period  the Period Period (B) the Period (C)


                            Year Ended December 31, 1993

Notes Payable
  to Banks    $ 71 975         3.4%     $165 525     $103 100       3.5%


                            Year Ended December 31, 1992

Notes Payable
  to Banks    $165 600         4.0%     $165 600     $126 321       4.0%


                            Year Ended December 31, 1991

Notes Payable
  to Banks    $145 800         5.5%     $150 875     $120 567       6.3%






(A) Refer to Note 5 of Notes to Financial Statements filed under Item 8 of this report for the general terms of notes payable to banks.

(B) The average amount outstanding during the period is determined by averaging the level of month-end principal balances outstanding using a rolling thirteen-month period through December 31.

(C) The weighted average interest rate during the period is determined by averaging the interest rates in effect on all loans transacted for the twelve-month period ended December 31.

                        COMMONWEALTH ENERGY SYSTEM

                   FORM 10-K          DECEMBER 31, 1993

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMONWEALTH ENERGY SYSTEM
                                              (Registrant)


                                 By:   WILLIAM G. POIST
                                       William G. Poist, President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

WILLIAM G. POIST                                 March 24, 1994
William G. Poist,
President and Chief Executive Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                 March 24, 1994
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                   March 24, 1994
John A. Whalen,
Comptroller

A majority of the Board of Trustees:

SINCLAIR WEEKS, JR.                              March 24, 1994
Sinclair Weeks, Jr., Chairman of
    the Board

SHELDON A. BUCKLER                               March 24, 1994
Sheldon A. Buckler, Trustee

HENRY DORMITZER                                  March 24, 1994
Henry Dormitzer, Trustee

B. L. FRANCIS                                    March 24, 1994
Betty L. Francis, Trustee

FRANKLIN M. HUNDLEY                              March 24, 1994
Franklin M. Hundley, Trustee
                                  PAGE 57

                        COMMONWEALTH ENERGY SYSTEM

                   FORM 10-K          DECEMBER 31, 1993

                                SIGNATURES
                                (Continued)


                                               March   , 1994
William J. O'Brien, Trustee

WILLIAM G. POIST                               March 24, 1994
William G. Poist, Trustee

G. L. WILSON                                   March 24, 1994
Gerald L. Wilson, Trustee

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




   As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 17, 1994 included in Exhibit A to the proxy statement for the 1994 annual meeting of shareholders and the incorporation of our reports included and incorporated by reference in this Form 10-K into the System's previously filed Registration Statements on Form S-8 File No. 33-28435 and on Form S-3 File No. 33-44161.
It should be noted that we have not audited any financial statements of the System subsequent to December 31, 1993 or performed any audit procedures subsequent to the date of our report.



                                           ARTHUR ANDERSEN & CO.
                                           Arthur Andersen & Co.

Boston, Massachusetts,
March 30, 1994