Form 10-K/A
period 1993-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1994-04-28
CIK 71304

PAGE 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                          Form 10-K/A AMENDMENT NO. 1

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

Common Shares outstanding at March 15, 1994:  10,345,619 shares

Document Incorporated by Reference               Part in Form 10-K

Notice of 1994 Annual Meeting, Proxy State-
  ment and 1993 Financial Information, dated
  April 1, 1994 (pages as specified herein)      Parts I, II and III
                                    PAGE 2





                          COMMONWEALTH ENERGY SYSTEM


    The undersigned registrant hereby amends the following item of its Annual Report for 1993 on Form 10-K as set forth in the page attached hereto:


    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


    Exhibit 99. Additional Exhibit:

    Pursuant to Rule 15(d)-21 of the Securities Exchange Act of 1934, information, financial statements and exhibits required in Form 11-K with respect to:

    (1) Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.








                                                  COMMONWEALTH ENERGY SYSTEM
                                                         (Registrant)


                                              By  JOHN A. WHALEN
                                                  John A. Whalen,
                                                  Comptroller

Date:  April 27, 1994
                                    PAGE 3

                INFORMATION REQUIRED BY FORM 11-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 1993


A.  Full title of plan:

         Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (hereinafter referred to as the "Plan").

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

         Commonwealth Energy System
         One Main Street
         Cambridge, Massachusetts 02142-9150


Item 1.  Financial Statements and Exhibits

(a) Financial Statements and Schedules attached hereto:            Page

    Report of Independent Public Accountants                         4

    Statements of Financial Position at
      December 31, 1993 and 1992                                   5 - 10

    Statements of Income and Changes in Participants'
      Equity for the Years Ended December 31, 1993,
      1992 and 1991                                               11 - 19

    Notes to Financial Statements                                 20 - 26

    Schedule I, Investments                                       27 - 30

    Schedule II, Allocation of Plan Assets and
      Liabilities to Investment Programs                        Not Required

    Schedule III, Allocation of Plan Income and
      Changes in Plan Equity to Investment Programs             Not Required

    Schedule IV, Reportable Transactions                             31

(b) Exhibits filed herewith:


    None

                       Report of Independent Public Accountants

To the Savings Plan Board of the

    Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies:

    We have audited the accompanying statements of financial position of the EMPLOYEES SAVINGS PLAN OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES as of December 31, 1993 and 1992, and the related statements of income and changes in participants' equity for each of the three years in the period ended December 31, 1993. These financial statements and schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as of December 31, 1993 and 1992, and its income and changes in participants' equity for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules I and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. Such schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects, in relation to the basic financial statements taken as a whole.




                                                    ARTHUR ANDERSEN & CO.


Boston, Massachusetts,
April 15, 1994.

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1993
                                 (Page 1 of 3)


                                                    CES          Vanguard
                                                Common Share   Money Market
                                    Total           Fund         Reserves
INVESTMENTS, at quoted market
  value (Schedule I):
 Common Shares of Commonwealth
  Energy System                 $ 76 129 967    $76 129 967    $     -
 Mutual funds                    105 015 523        262 203     25 986 113
                                 181 145 490     76 392 170     25 986 113

OTHER ASSETS:
 Loans to participants             8 420 027          -              -
 Receivables -
  Loan repayments                     82 532         30 533         15 797
  Interest                             1 182          1 182          -
  Contributions                      291 064        102 461         47 143
                                   8 794 805        134 176         62 940


PARTICIPANTS' EQUITY            $189 940 295    $76 526 346    $26 049 053

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1993
                                 (Page 2 of 3)


                                  Vanguard       Vanguard       Vanguard
                                 Windsor II     Short-term     Wellington
                                    Fund         Bond Fund        Fund
INVESTMENTS, at quoted market
  value (Schedule I):
 Common Shares of Commonwealth
  Energy System                  $     -        $     -        $     -
 Mutual funds                     48 605 330      6 282 019     20 502 435
                                  48 605 330      6 282 019     20 502 435

OTHER ASSETS:
 Loans to participants                 -              -              -
 Receivables -
  Loan repayments                     20 230          2 529         12 192
  Interest                             -              -              -
  Contributions                       79 483         10 363         46 447
                                      99 713         12 892         58 639


PARTICIPANTS' EQUITY             $48 705 043    $ 6 294 911    $20 561 074

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1993
                                 (Page 3 of 3)


                                  Vanguard        Vanguard
                                International     Extended
                                   Growth          Market         Loan
                                  Portfolio      Portfolio        Fund
INVESTMENTS, at quoted market
  value (Schedule I):
 Common Shares of Commonwealth
  Energy System                  $     -         $     -       $     -
 Mutual funds                      2 776 377         601 046         -
                                   2 776 377         601 046         -

OTHER ASSETS:
 Loans to participants                 -               -         8 420 027
 Receivables -
  Loan repayments                      1 071             180         -
  Interest                             -               -             -
  Contributions                        3 978           1 189         -
                                       5 049           1 369     8 420 027


PARTICIPANTS' EQUITY             $ 2 781 426     $   602 415   $ 8 420 027




















  The accompanying notes are an integral part of these financial statements.
                                    PAGE 8

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1992
                                 (Page 1 of 3)


                                                    CES          Vanguard
                                                Common Share   Money Market
                                    Total           Fund         Reserves
INVESTMENTS, at quoted market
  value (Schedule I):
 Common Shares of Commonwealth
  Energy System                 $ 80 062 921    $80 062 921    $     -
 Mutual funds                     91 143 312        333 620     30 176 453
                                 171 206 233     80 396 541     30 176 453

OTHER ASSETS:
 Loans to participants             7 977 734          -              -
 Receivables -
  Loan repayments                     30 434         11 764          6 307
  Interest                               561            561          -
  Contributions                      277 501        103 560         55 076
                                   8 286 230        115 885         61 383


PARTICIPANTS' EQUITY            $179 492 463    $80 512 426    $30 237 836





                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1992
                                 (Page 2 of 3)


                                  Vanguard       Vanguard       Vanguard
                                 Windsor II     Short-term     Wellington
                                    Fund         Bond Fund        Fund
INVESTMENTS, at quoted market
  value (Schedule I):
 Common Shares of Commonwealth
  Energy System                  $     -        $     -        $     -
 Mutual funds                     42 130 976      5 865 825     12 636 438
                                  42 130 976      5 865 825     12 636 438

OTHER ASSETS:
 Loans to participants                 -              -              -
 Receivables -
  Loan repayments                      7 262          1 072          4 029
  Interest                             -              -              -
  Contributions                       69 378         10 267         39 220
                                      76 640         11 339         43 249


PARTICIPANTS' EQUITY             $42 207 616    $ 5 877 164    $12 679 687



                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1992
                                 (Page 3 of 3)




                                   Loan
                                   Fund
INVESTMENTS, at quoted market
  value (Schedule I):
 Common Shares of Commonwealth
  Energy System                 $     -
 Mutual funds                         -
                                      -

OTHER ASSETS:
 Loans to participants            7 977 734
 Receivables -
  Loan repayments                     -
  Interest                            -
  Contributions                   7 977 734
                                  7 977 734


PARTICIPANTS' EQUITY            $ 7 977 734



















  The accompanying notes are an integral part of these financial statements.
                                    PAGE 11

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1993
                                 (Page 1 of 3)


                                                     CES          Vanguard
                                                 Common Share   Money Market
                                      Total          Fund         Reserves
NET INVESTMENTS INCOME:
 Cash dividends -
   Common Shares of Commonwealth
    Energy System                 $  5 121 101   $ 5 121 101    $     -
   Registered investment
    company shares                   5 286 472        10 312        875 818
   Interest on loans                   629 576         -              -
                                    11 037 149     5 131 413        875 818

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS              11 065 753     6 888 012          -
                                    22 102 902    12 019 425        875 818

CONTRIBUTIONS:
 Employee                            8 107 135     2 713 918      1 335 111
 Employer                            4 245 181     1 462 206        749 377
                                    12 352 316     4 176 124      2 084 488

DISTRIBUTIONS TO PARTICIPANTS       24 001 390     7 900 315      6 817 531

TRANSFERS BETWEEN FUNDS                  -       (12 281 314)      (331 558)

PURCHASE FEES                           (5 996)        -              -

 Net change during year             10 447 832    (3 986 080)    (4 188 783)

PARTICIPANTS' EQUITY,
 beginning of year                 179 492 463    80 512 426     30 237 836

PARTICIPANTS' EQUITY,
 end of year                      $189 940 295   $76 526 346    $26 049 053

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1993
                                 (Page 2 of 3)


                                    Vanguard      Vanguard       Vanguard
                                   Windsor II    Short-term     Wellington
                                      Fund        Bond Fund        Fund
NET INVESTMENTS INCOME:
 Cash dividends -
   Common Shares of Commonwealth
    Energy System                 $      -       $     -        $     -
   Registered investment
    company shares                   2 770 033       411 151      1 184 562
   Interest on loans                     -             -              -
                                     2 770 033       411 151      1 184 562

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS               3 046 550         9 202        936 094
                                     5 816 583       420 353      2 120 656

CONTRIBUTIONS:
 Employee                            2 301 097       319 714      1 398 249
 Employer                            1 135 390       171 711        709 041
                                     3 436 487       491 425      2 107 290

DISTRIBUTIONS TO PARTICIPANTS        5 384 634     1 169 334      2 517 355

TRANSFERS BETWEEN FUNDS              2 628 991       675 303      6 170 796

PURCHASE FEES                            -             -              -

 Net change during year              6 497 427       417 747      7 881 387

PARTICIPANTS' EQUITY,
 beginning of year                  42 207 616     5 877 164     12 679 687

PARTICIPANTS' EQUITY,
 end of year                      $ 48 705 043   $ 6 294 911    $20 561 074
                                    PAGE 13

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1993
                                 (Page 3 of 3)


                                    Vanguard      Vanguard
                                  International   Extended
                                     Growth        Market          Loan
                                    Portfolio     Portfolio        Fund
NET INVESTMENTS INCOME:
 Cash dividends -
   Common shares of Commonwealth
    Energy System                 $      -       $     -        $     -
   Registered investment
    company shares                      22 121        12 475          -
   Interest on loans                     -             -            629 576
                                        22 121        12 475        629 576

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                 190 765        (4 870)         -
                                       212 886         7 605        629 576

CONTRIBUTIONS:
 Employee                               27 804        11 242          -
 Employer                               12 183         5 273          -
                                        39 987        16 515          -

DISTRIBUTIONS TO PARTICIPANTS            -             -            212 221

TRANSFERS BETWEEN FUNDS              2 528 553       584 291         24 938

PURCHASE FEES                            -            (5 996)         -

 Net change during year              2 781 426       602 415        442 293

PARTICIPANTS' EQUITY,
 beginning of year                       -             -          7 977 734

PARTICIPANTS' EQUITY,
 end of year                      $  2 781 426   $   602 415    $ 8 420 027





  The accompanying notes are an integral part of these financial statements.

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1992
                                 (Page 1 of 3)


                                                     CES          Vanguard
                                                 Common Share   Money Market
                                      Total          Fund         Reserves
NET INVESTMENTS INCOME:
 Cash dividends -
   Common shares of Commonwealth
    Energy System                 $  5 629 229   $ 5 629 229    $     -
   Registered investment
    company shares                   3 913 994        24 445      1 060 480
   Interest on loans                   627 514         -              -
                                    10 170 737     5 653 674      1 060 480

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS               9 156 891     6 545 520          -
                                    19 327 628    12 199 194      1 060 480

CONTRIBUTIONS:
 Employee                            8 062 328     2 925 048      1 600 519
 Employer                            4 134 469     1 523 359        861 463
                                    12 196 797     4 448 407      2 461 982

DISTRIBUTIONS TO PARTICIPANTS        8 594 499     2 749 359      2 891 671

TRANSFERS BETWEEN FUNDS                  -        (9 427 585)       774 201

   Net change during year           22 929 926     4 470 657      1 404 992

PARTICIPANTS' EQUITY,
 beginning of year                 156 562 537    76 041 769     28 832 844

PARTICIPANTS' EQUITY,
 end of year                      $179 492 463   $80 512 426    $30 237 836

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1992
                                 (Page 2 of 3)


                                    Vanguard      Vanguard       Vanguard
                                   Windsor II    Short-term     Wellington
                                      Fund        Bond Fund        Fund
NET INVESTMENTS INCOME:
 Cash dividends -
   Common shares of Commonwealth
    Energy System                 $      -       $     -        $     -
   Registered investment
    company shares                   1 851 631       381 080        596 358
   Interest on loans                     -             -              -
                                     1 851 631       381 080        596 358

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS               2 487 334       (70 941)       194 978
                                     4 338 965       310 139        791 336

CONTRIBUTIONS
 Employee                            2 046 627       294 106      1 196 028
 Employer                              996 633       153 924        599 090
                                     3 043 260       448 030      1 795 118

DISTRIBUTIONS TO PARTICIPANTS        1 854 109       294 672        657 933

TRANSFERS BETWEEN FUNDS              1 347 578     1 866 509      3 828 481

   Net change during year            6 875 694     2 330 006      5 757 002

PARTICIPANTS' EQUITY,
 beginning of year                  35 331 922     3 547 158      6 922 685

PARTICIPANTS' EQUITY,
 end of year                      $ 42 207 616   $ 5 877 164    $12 679 687
                                    PAGE 16

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1992
                                 (Page 3 of 3)


                                     Loan
                                     Fund
NET INVESTMENTS INCOME:
 Cash dividends -
   Common shares of Commonwealth
    Energy System                 $     -
   Registered investment
    company shares                      -
   Interest on loans                  627 514
                                      627 514

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                  -
                                      627 514

CONTRIBUTIONS:
 Employee                               -
 Employer                               -
                                        -

DISTRIBUTIONS TO PARTICIPANTS         146 755

TRANSFERS BETWEEN FUNDS             1 610 816

 Net change during year             2 091 575

PARTICIPANTS' EQUITY,
 beginning of year                  5 886 159

PARTICIPANTS' EQUITY,
 end of year                      $ 7 977 734









  The accompanying notes are an integral part of these financial statements.

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1991
                                 (Page 1 of 3)


                                                     CES          Vanguard
                                                 Common Share   Money Market
                                      Total          Fund         Reserves
NET INVESTMENTS INCOME:
 Cash dividends -
   Common shares of Commonwealth
    Energy System                 $  5 557 689   $ 5 557 689    $     -
   Registered investment
    company shares                   4 646 068        56 572      1 721 178
   Interest on loans                   547 180           -            -
                                    10 750 937     5 614 261      1 721 178

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS              17 784 002    11 434 407          -
                                    28 534 939    17 048 668      1 721 178

CONTRIBUTIONS:
 Employee                            7 649 713     2 894 385      1 804 715
 Employer                            3 902 661     1 484 246        943 612
                                    11 552 374     4 378 631      2 748 327

DISTRIBUTIONS TO PARTICIPANTS       13 773 717     5 753 278      4 800 624

TRANSFERS BETWEEN FUNDS                  -        (4 011 536)       251 547

   Net change during year           26 313 596    11 662 485        (79 572)

PARTICIPANTS' EQUITY,
 beginning of year                 130 248 941    64 379 284     28 912 416

PARTICIPANTS' EQUITY,
 end of year                      $156 562 537   $76 041 769    $28 832 844

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1991
                                 (Page 2 of 3)


                                    Vanguard      Vanguard       Vanguard
                                   Windsor II    Short-term     Wellington
                                      Fund        Bond Fund        Fund
NET INVESTMENTS INCOME:
 Cash dividends -
   Common shares of Commonwealth
    Energy System                 $      -       $     -        $     -
   Registered investment
    company shares                   2 337 627       167 106        363 585
   Interest on loans                     -             -              -
                                     2 337 627       167 106        363 585

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS               5 550 112       120 885        678 598
                                     7 887 739       287 991      1 042 183

CONTRIBUTIONS:
 Employee                            1 750 632       243 253        956 728
 Employer                              855 465       135 804        483 534
                                     2 606 097       379 057      1 440 262

DISTRIBUTIONS TO PARTICIPANTS        2 728 857       139 861        230 312

TRANSFERS BETWEEN FUNDS                (54 523)    1 579 054      1 376 605

   Net change during year            7 710 456     2 106 241      3 628 738

PARTICIPANTS' EQUITY,
 beginning of year                  27 621 466     1 440 917      3 293 947

PARTICIPANTS' EQUITY,
 end of year                      $ 35 331 922   $ 3 547 158    $ 6 922 685
                                    PAGE 19

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1991
                                 (Page 3 of 3)


                                     Loan
                                     Fund
NET INVESTMENTS INCOME:
 Cash dividends -
   Commonwealth Energy System
    common shares                 $     -
   Registered investment
    company shares                      -
   Interest on loans                  547 180
                                      547 180

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                  -
                                      547 180

CONTRIBUTIONS:
 Employee                               -
 Employer                               -
                                        -

DISTRIBUTIONS TO PARTICIPANTS         120 785

TRANSFERS BETWEEN FUNDS               858 853

 Net change during year             1 285 248

PARTICIPANTS' EQUITY,
 beginning of year                  4 600 911

PARTICIPANTS' EQUITY,
 end of year                      $ 5 886 159









The accompanying notes are an integral part of these financial statements.
                                    PAGE 20

                         NOTES TO FINANCIAL STATEMENTS

(1)  General

    The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (the Plan) was originally created in 1962 by Commonwealth Energy System (the System) and its subsidiaries for the benefit of its employees. The Plan has been amended or restated from time to time thereafter.

    At December 31, 1993, there were 2,338 participants in the Plan; of these, 2,115 were participating in the CES Common Share Fund, 1,464 in the Vanguard Money Market Reserves Fund, 1,888 in the Vanguard Windsor II Fund, 555 in the Vanguard Short-Term Bond Fund, 1,320 in the Vanguard Wellington Fund, 187 in the Vanguard International Growth Portfolio, 82 in the Vanguard Extended Market Portfolio and 1,042 in the Loan Fund. See Note 4 for additional information on current investment options.

    A three-member Savings Plan Board (the Board) has been appointed by the Trustees of the System and by the directors of its subsidiary companies and is responsible (except for the duties specifically vested in the Plan Trustee) for the administration of the Plan. The Board has selected Vanguard Fiduciary Trust Company of Valley Forge, PA to act as Trustee for the Plan. The Trustee retains the Plan assets and provides records of Plan activity to a Plan Agent designated by the Board.

(2) Significant Accounting Policies

         Basis of Accounting

    The Trustee's records are maintained on a cash basis. The accompanying financial statements include all adjustments necessary to present the statements on an accrual basis of accounting. Quoted market prices are used to value the CES Common Share Fund and the various Vanguard funds. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

         Federal Income Taxes

    The Plan is subject to the Employee Retirement Income Security Act of 1974 and certain provisions of the Internal Revenue Code ("IRC"). The Plan is intended to qualify under Section 401(a) of the Code and the Internal Revenue Service has issued a favorable determination letter ruling that the plan was designed in accordance with applicable IRC requirements as of the date of its letter. Management believes that the Plan is currently designed and operated in accordance with applicable IRC requirements. As a result, the Plan has not provided for Federal income taxes. Generally, participants are not subject to taxes on contributions or the earned income until such time as a distribution is made. The taxability of a distribution to a participant will depend on the form of payment.

         Expenses

    Brokerage fees, commissions, stock transfer taxes and other expenses in connection with the purchase, sale or distribution of securities for each investment fund may be charged to such fund. Any expense of litigation may be paid by the Trustee and charged to the entire Trust Fund or to the investment
                                    PAGE 21

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

fund or funds to which the litigation relates. All other expenses and charges incurred in the administration of the Plan are paid by the participating system companies.

         Realized Gain (Loss) on Investments Sold or Distributed

    Pursuant to rules issued by the Department of Labor (DOL), realized gain
(loss) was computed comparing the market value of the securities distributed or sold with the market value of said securities at the beginning of the Plan year. The CES Common Share Fund realized gains (losses) of $1,199,274, $128,246 and ($76,847) on the distribution of 296,171, 145,177 and 118,591
Common Shares of Commonwealth Energy System (the System) in 1993, 1992 and 1991, respectively. A summary of realized gains (losses) on securities sold or distributed during the three-year period ended December 31, 1993 is set forth below:

                         Quoted Market Price   Quoted Market Price     Gain
                              or Proceeds       Beginning of Year     (Loss)
         1993
 CES Common Share Fund        $13 823 563         $12 624 289      $1 199 274
 Vanguard Money Market
   Reserves                    16 089 894          16 089 894           -
 Vanguard Windsor II Fund      11 755 590          11 121 195         634 395
 Vanguard Short-Term
   Bond Fund                    3 979 976           3 959 379          20 597
 Vanguard Wellington Fund       4 942 133           4 740 977         201 156
 Vanguard International
   Growth Portfolio*              180 199             167 669          12 530
 Vanguard Extended Market
   Portfolio*                       6 068               6 067               1
                              $50 777 423         $48 709 470      $2 067 953

         1992
 CES Common Share Fund        $ 5 826 443         $ 5 698 197      $  128 246
 Vanguard Money Market
   Reserves                     9 740 825           9 740 825           -
 Vanguard Windsor II Fund       6 016 480           5 847 939         168 541
 Vanguard Short-Term
  Bond Fund                     2 174 410           2 191 316         (16 906)
 Vanguard Wellington Fund       1 847 942           1 843 462           4 480
                              $25 606 100         $25 321 739      $  284 361

         1991
 CES Common Share Fund        $ 3 866 304         $ 3 943 151      $  (76 847)
 Vanguard Money Market
   Reserves                     9 779 863           9 779 863           -
 Vanguard Windsor II Fund       6 287 854           5 559 545         728 309
 Vanguard Short-Term
   Bond Fund                      469 994             461 959           8 035
 Vanguard Wellington Fund         881 083             828 539          52 544
                              $21 285 098         $20 573 057      $  712 041

     * Available to Participants since October 1, 1993
                                    PAGE 22

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

          Unrealized Appreciation (Depreciation) of Investments

    The Plan provides that the market value of each investment fund shall be determined by the Trustee each quarter. Pursuant to the rules issued by the DOL, unrealized appreciation (depreciation) shall equal the difference between market value at the beginning of the Plan year and the quoted market price of the investments at the applicable valuation date in determining the value of each fund. The change in unrealized appreciation (depreciation) during the years ended December 31, 1993, 1992 and 1991 is set forth below:

                                                                  Unrealized
                                                                 Appreciation
                            Beginning of Year    End of Year    (Depreciation)
         1993
 CES Common Share Fund          $38 813 565       $44 502 303     $ 5 688 738
 Vanguard Windsor II Fund         6 297 836         8 709 991       2 412 155
 Vanguard Short-Term
   Bond Fund                         74 378            62 983         (11 395)
 Vanguard Wellington Fund           635 925         1 370 863         734 938
 Vanguard International
   Growth Portfolio*                  -               178 235         178 235
 Vanguard Extended Market
   Portfolio*                         -                (4 871)         (4 871)
                                $45 821 704       $54 819 504     $ 8 997 800

         1992
 CES Common Share Fund          $32 396 291       $38 813 565     $ 6 417 274
 Vanguard Windsor II Fund         3 979 043         6 297 836       2 318 793
 Vanguard Short-Term
   Bond Fund                        128 413            74 378         (54 035)
 Vanguard Wellington Fund           445 427           635 925         190 498
                                $36 949 174       $45 821 704     $ 8 872 530

         1991
 CES Common Share Fund          $20 885 037       $32 396 291     $11 511 254
 Vanguard Windsor II Fund          (842 760)        3 979 043       4 821 803
 Vanguard Short-Term
   Bond Fund                         15 563           128 413         112 850
 Vanguard Wellington Fund          (180 627)          445 427         626 054
                                $19 877 213       $36 949 174     $17 071 961

    * Available to Participants since October 1, 1993


         Income Recognition

    Income of the CES Common Share Fund consists primarily of dividends on the Common Shares of the System. The allocation of each fund's earnings to a participant's account is based upon the percent of the participant's units in the funds. Earnings are allocated monthly.
                                    PAGE 23

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(3) Participating Companies and Contributions

    Employees are eligible to join the Plan after one year of service. Generally, employees electing to participate in the Plan are required to make contributions of at least 1% but not more than 16% of their compensation as defined in the Plan. Each participating system company contributes on behalf of each of its participating employees an amount equal to the participant's contributions up to a maximum of 4% of the employee's basic compensation rate. Effective January 1, 1993, the maximum participating system company contribution was increased to 5% for those non-bargaining employees who were less than 40 years of age or did not have 12 years of service at that date and, therefore, are no longer eligible for postretirement health benefits. In April 1993, certain bargaining employees also became eligible for the 5% system company matching contribution. The additional match has been made available to defray the cost of postretirement benefit costs to these employees. All employees in the Plan are participating under Section 401(k) of the Code and are fully vested.

    Effective January 1, 1993, those participants no longer eligible for postretirement health benefits may elect, on an annual basis, to contribute up to 40 percent of their system company matching contribution to a Retirement Health Benefit Account (RHBA). The use of RHBA funds is limited to paying eligible health insurance premiums.

    The participating system companies and contributions for the years ended December 31, 1993, 1992 and 1991 are summarized below:

                                          Employee Contributions
                                     1993          1992          1991

  Cambridge Electric Light Co.   $  670 016    $  671 768    $  630 038
  Canal Electric Co.                558 858       485 682       468 981
  Commonwealth Electric Co.       3 266 376     3 481 003     3 260 930
  Commonwealth Gas Co.            2 760 996     2 542 710     2 415 208
  COM/Energy Services Co.           850 889       881 165       874 556
                                 $8 107 135    $8 062 328    $7 649 713

                                       System Company Contributions
                                     1993          1992          1991

  Cambridge Electric Light Co.   $  320 738    $  326 744    $  315 683
  Canal Electric Co.                234 040       196 875       184 668
  Commonwealth Electric Co.       1 699 786     1 808 449     1 703 220
  Commonwealth Gas Co.            1 443 731     1 283 655     1 207 243
  COM/Energy Services Co.           546 886       518 746       491 847
                                 $4 245 181    $4 134 469    $3 902 661
                                    PAGE 24

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(4)  Investments

      Participating employees must direct that contributions be invested in one or more of the following funds subject to the qualification that not more than 50% may be invested in the CES Common Share Fund:

 CES Common
 Share Fund - Consisting of Common Shares of Beneficial Interest of
              Commonwealth Energy System purchased on the open market or through the System's Dividend Reinvestment and Common Share Purchase Plan. The System's Common Shares may also be acquired directly from the System, if such Common Shares are made available by the Board of Trustees of the System, based on the fair market value at the time of acquisition. The Common Shares are acquired with employee contributions and participating system company contributions, dividends and interest income. The Trustee, at its discretion, will determine the manner in which such shares may be acquired.

 Vanguard
 Money Market
 Reserves -   A mutual fund which consists of high quality money market
              instruments that mature in one year or less; such money market instruments include negotiable certificates of deposit, bankers' acceptances, commercial paper and short-term corporate obligations.

 Vanguard
 Windsor II
 Fund  -      A mutual fund which consists of common stocks (other than CES), which in the opinion of the investment adviser to the Windsor II
              Fund, are undervalued in the marketplace and may offer above average income yields and below average price-earnings ratios relative to the stock market in general.

 Vanguard
 Short-Term
 Bond Fund -  A mutual fund which consists of investment grade bonds with maturities ranging from less than one year to four years and may include U.S. Treasury and agency obligations, short and intermediate-term corporate debt securities, bank obligations (time deposits, certificates of deposit and bankers' acceptances), commercial paper and repurchase agreements.

 Vanguard
 Wellington
 Fund - A mutual fund which follows a "balanced investment plan" with 60%-70% of its assets invested in common stocks (other than Common Shares of CES or the common stock of any of its subsidiaries) and the remainder invested in fixed income securities. The fixed income securities are held for relative stability of income and principal while common stocks are selected principally on the basis of capital appreciation and income growth.
                                    PAGE 25

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

 Vanguard
 International
 Growth Fund -    A mutual fund which consists of a diversified group of
                  securities of corporations located outside the United
                  States. The portfolio includes common stocks of seasoned foreign companies with the potential for capital appreciation.

 Vanguard
 Extended Market
 Portfolio -      A mutual fund which attempts to duplicate the investment
                  results of the broad universe of publicly traded United
                  States stocks not included in the S&P 500 Index.  The
                  Extended Market Portfolio is a market-capitalization-weighted "benchmark portfolio" consisting of more than 4,500 regularly traded stocks that are represented by the Wilshire
                  4500 Index. The Portfolio will invest in a sample of stocks in the benchmark portfolio selected on the basis of market capitalization, industry weightings and fundamental investment characteristics. Participants are charged a 1% transaction fee on each purchase of shares.


(5)  Party in Interest

    Commonwealth Energy System is a "party in interest" as that term is defined in Section 3.14 of the Employee Retirement Income Security Act of 1974.

    Certain transactions involving the acquisition and distribution of securities, are made at the direction of participants in the Plan who elect to participate in the CES Common Share Fund as one of their investment options. These transactions are reflected in the accompanying financial statements at market value and are net of brokerage commissions relating to the acquisition of these securities.

    During the years ended December 31, 1993, 1992 and 1991, the Plan Trustee purchased Common Shares of Commonwealth Energy System, made distributions of Common Shares to participants and sold Common Shares to accommodate cash distributions as follows:

                        Common Shares of Commonwealth Energy System
                  Shares                        Shares Sold and Distributed
                Purchased        Cost           Shares      Aggregate Value

   1993            63 915     $3 031 010       296 171         $7 302 526
   1992            86 700      3 314 560       145 177          3 503 717
   1991           109 097      3 725 969       118 591          2 765 466

    Vanguard Fiduciary Trust Company also represents a party in interest to the Plan due to the Plan's investments in various Vanguard Funds.
                                    PAGE 26

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(6) Loans to Plan Participants

    Participants may request a loan from the Plan. The amount of the loan shall not exceed the lesser of $50,000 or fifty percent (50%) of the balance of the participant's total value in the various funds of the Plan. Effective January 1, 1993 the minimum loan amount was reduced to $1,000 (formerly $2,500). The interest rate on a loan is based on the prime rate at Bank of Boston on the first day of the quarter preceding the loan request plus one percent. Participants may choose a repayment period of one to five years. A participant may not have more than one outstanding loan at any time.
                                    PAGE 27

Schedule I
                            EMPLOYEES SAVINGS PLAN
                         OF COMMONWEALTH ENERGY SYSTEM
                           AND SUBSIDIARY COMPANIES
                                  INVESTMENTS
                               DECEMBER 31, 1993



                                                             Market Value
Name of Issuer and             Number of                      at End of
  Title of Issue            Shares or Units      Cost           Period

CES COMMON SHARE FUND:

 Common Shares of
  Beneficial Interest -
  Commonwealth Energy
  System*                      1 646 053     $ 41 450 849    $ 76 129 967

 Temporary Investments -
 Vanguard Money Market
 Reserves*                       262 203          262 203         262 203

                                               41 713 052      76 392 170

VANGUARD FUNDS*:

 Money Market Reserves        25 986 113       25 986 113      25 986 113

 Windsor II                    2 852 425       41 701 321      48 605 330

 Short-Term Bonds                576 332        6 265 580       6 282 019

 Wellington                    1 005 021       19 281 192      20 502 435

 International Growth
  Portfolio                      205 505        2 598 141       2 776 377

 Extended Market Portfolio        30 934          605 916         601 046

   Total Investments                         $138 151 315    $181 145 490



Loans to Participants                          $8 420 027      $8 420 027

    * Represent parties in interest to the Plan



         The accompanying notes are an integral part of this schedule.

Schedule I
(Continued)
                            EMPLOYEES SAVINGS PLAN
                         OF COMMONWEALTH ENERGY SYSTEM
                           AND SUBSIDIARY COMPANIES
                                  INVESTMENTS
                               DECEMBER 31, 1993


Note: The CES Common Share Fund requires investment in Common Shares of Commonwealth Energy System. However, funds are invested in Van-guard Money Market Reserves on a short-term basis pending the purchase of CES Common Shares or distribution to participants. The remaining investment options require investment in the appropriate Vanguard mutual fund for which each option is named.

          Percentage of quoted market price over cost:

                CES Common Share Fund                      83.6%
                Vanguard Money Market Reserves               -
                Vanguard Windsor II Fund                   16.6
                Vanguard Short-Term Bond Fund               0.3
                Vanguard Wellington Fund                    6.3
                Vanguard International Growth Portfolio     6.9
                Vanguard Extended Market Portfolio         (0.8)

          The Plan Trustee accounts for members' interests in the mutual funds available as investment options on a unit basis. The Plan Trustee also uses a unit basis in accounting for the CES Common Share Fund. At December 31, 1993 the value per unit of each of the investment options was as follows:

          Investment Option                          Unit Value

          CES Common Share Fund                        $18.65
          Vanguard Money Market Reserves                 1.00
          Vanguard Windsor II Fund                      17.04
          Vanguard Short-Term Bond Fund                 10.90
          Vanguard Wellington Fund                      20.40
          Vanguard International Growth Portfolio       13.51
          Vanguard Extended Market Portfolio            19.43


          The closing market price of the System's Common Shares as listed on the New York Stock Exchange composite transactions was $46.25, $42.625 and $39.25 for December 31, 1993, 1992 and 1991,
          respectively.






         The accompanying notes are an integral part of this schedule.

Schedule I
                            EMPLOYEES SAVINGS PLAN
                         OF COMMONWEALTH ENERGY SYSTEM
                           AND SUBSIDIARY COMPANIES
                                  INVESTMENTS
                               DECEMBER 31, 1992



                                                             Market Value
Name of Issuer and             Number of                      at End of
  Title of Issue            Shares or Units      Cost           Period

CES COMMON SHARE FUND:

 Common Shares of
  Beneficial Interest -
  Commonwealth Energy
  System*                      1 878 309     $ 45 722 365    $ 80 062 921

 Temporary Investments -
 Vanguard Money Market
 Reserves*                       333 620          333 620         333 620

                                               46 055 985      80 396 541

VANGUARD FUNDS*:

 Money Market Reserves        30 176 453       30 176 453      30 176 453

 Windsor II                    2 648 081       36 713 264      42 130 976

 Short-Term Bonds                539 634        5 842 426       5 865 825

 Wellington                      659 522       12 040 896      12 636 438



   Total Investments                         $130 829 024    $171 206 233



Loans to Participants                          $7 977 734      $7 977 734

    * Represent parties in interest to the Plan







         The accompanying notes are an integral part of this schedule.

Schedule I
(Continued)
                            EMPLOYEES SAVINGS PLAN
                         OF COMMONWEALTH ENERGY SYSTEM
                           AND SUBSIDIARY COMPANIES
                                  INVESTMENTS
                               DECEMBER 31, 1992


Note: The CES Common Share Fund requires investment in Common Shares of Commonwealth Energy System. However, funds are invested in Van-guard Money Market Reserves on a short-term basis pending the purchase of CES Common Shares or distribution to participants. The remaining investment options require investment in the appropriate Vanguard mutual fund for which each option is named.

          Percentage of quoted market price over cost:

                CES Common Share Fund                      75.1%
                Vanguard Money Market Reserves               -
                Vanguard Windsor II Fund                   14.8
                Vanguard Short-Term Bond Fund               0.4
                Vanguard Wellington Fund                    4.9

          The Plan Trustee accounts for members' interests in the mutual funds available as investment options on a unit basis. The Plan Trustee also uses a unit basis in accounting for the CES Common Share Fund. At December 31, 1992 the value per unit of each of the investment options was as follows:

          Investment Option                          Unit Value

          CES Common Share Fund                        $17.23
          Vanguard Money Market Reserves                 1.00
          Vanguard Windsor II Fund                      15.91
          Vanguard Short-Term Bond Fund                 10.87
          Vanguard Wellington Fund                      19.16















         The accompanying notes are an integral part of this schedule.

                                                                Schedule IV
                            EMPLOYEES SAVINGS PLAN
                         OF COMMONWEALTH ENERGY SYSTEM
                           AND SUBSIDIARY COMPANIES
                            REPORTABLE TRANSACTIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1993



                                            Number of       Cost of
PURCHASES                                   Purchases        Asset

Vanguard Money Market Reserves*                221        $11 899 554

Vanguard Windsor II Fund*                      220        $15 183 395

Vanguard Wellington Fund*                      207        $11 872 036




                                  Number of       Proceeds        Gain on
SALES                               Sales        from Sales        Sales

Vanguard Money Market Reserves*      184         $16 089 894      $    -

Vanguard Windsor II Fund*            118         $11 755 590      $  634 395

Vanguard Wellington Fund*             93          $4 942 133      $  201 156



       * Represent parties in interest to the Plan



















         The accompanying notes are an integral part of this schedule.