Form 10-Q
period 1994-03-31
COMMONWEALTH ENERGY SYSTEM
filed 1994-05-13
CIK 71304

PAGE 1


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ________________ to ________________

                         Commission File Number 1-7316

                            COMMONWEALTH ENERGY SYSTEM
      (Exact name of registrant as specified in its Declaration of Trust)

            Massachusetts                                    04-1662010
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)


    One Main Street, Cambridge, Massachusetts                02142-9150
    (Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code     (617) 225-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
         Class of Common Stock                      May 1, 1994

      Common Shares of Beneficial
      Interest, $4 par value                       10,398,990 shares
                                    PAGE 2

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)


                                                    March 31,    December 31,
                                                      1994          1993
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1 020 578   $1 018 121
  Gas                                                  324 430      322 314
  Other                                                 58 399       58 473
                                                     1 403 407    1 398 908
  Less - Accumulated depreciation and
           amortization                                438 513      425 483
                                                       964 894      973 425
  Add - Construction work in progress
          and nuclear fuel in process                   14 323       11 089
                                                       979 217      984 514

LEASED PROPERTY, net                                    15 951       16 150

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                            9 870        9 660
  Other investments                                      4 017        3 889
                                                        13 887       13 549

CURRENT ASSETS
  Cash                                                   5 412        6 007
  Accounts receivable                                  131 269       93 663
  Unbilled revenues                                     35 728       43 279
  Inventories, at average cost                          20 948       36 102
  Prepaid taxes and other                                8 862       15 231
                                                       202 219      194 282

DEFERRED CHARGES                                       110 272      106 668

                                                    $1 321 546   $1 315 163
                                    PAGE 3

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                    March 31,  December 31,
                                                      1994        1993
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,345,619 in 1994 and
        10,295,077 in 1993                          $   41 382   $   41 180
    Amounts paid in excess of par value                 96 720       94 657
    Retained earnings                                  221 127      201 233
                                                       359 229      337 070
  Redeemable preferred shares, less current
    sinking fund requirements                           15 420       15 480
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        447 659      448 893
                                                       822 308      801 443

CAPITAL LEASE OBLIGATIONS                               14 309       14 456

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              19 475       71 975
    Maturing long-term debt                             10 000       10 000
                                                        29 475       81 975

  Other Current Liabilities -
    Current sinking fund requirements                    6 793        6 793
    Accounts payable                                   110 710       90 006
    Accrued taxes                                       21 385        9 090
    Other                                               37 378       37 322
                                                       176 266      143 211
                                                       205 741      225 186

DEFERRED CREDITS
  Accumulated deferred income taxes                    159 298      156 851
  Unamortized investment tax credits
     and other                                         119 890      117 227
                                                       279 188      274 078

COMMITMENTS AND CONTINGENCIES

                                                    $1 321 546   $1 315 163

                            See accompanying notes.
                                    PAGE 4


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)

                                                      Three Months Ended
                                                        1994       1993
                                                    (Dollars in Thousands)

OPERATING REVENUES
  Electric                                            $171 243     $151 061
  Gas                                                  135 549      120 860
  Steam and other                                        6 114        4 981
                                                       312 906      276 902
OPERATING EXPENSES
  Fuel and purchased power                             102 129       83 080
  Cost of gas sold                                      71 407       60 112
  Other operation and maintenance                       62 723       64 356
  Depreciation                                          12 889       13 152
  Taxes -
    Local property and other                             7 888        7 873
    Federal and state income                            17 735       14 461
                                                       274 771      243 034
OPERATING INCOME                                        38 135       33 868

OTHER INCOME                                               610          451

INCOME BEFORE INTEREST CHARGES                          38 745       34 319

INTEREST CHARGES
  Long-term debt                                         9 850        8 607
  Other interest charges                                 1 043        1 721
  Allowance for borrowed funds
    used during construction                               (99)         (72)
                                                        10 794       10 256
NET INCOME                                              27 951       24 063
  Dividends on preferred shares                            297          312
EARNINGS APPLICABLE TO COMMON SHARES                  $ 27 654     $ 23 751

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         10 328 461   10 160 994

EARNINGS PER COMMON SHARE                                $2.68        $2.34

DIVIDENDS DECLARED PER COMMON SHARE                      $ .75        $ .73


                            See accompanying notes.
                                    PAGE 5

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)

                                                      1994         1993
                                                    (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                        $ 27 951     $ 24 063
  Effects of non-cash items -
    Depreciation and amortization                     16 678       15 670
    Deferred income taxes and investment
      tax credits, net                                   478          165
    Earnings from corporate joint ventures              (399)        (409)
  Dividends from corporate joint ventures                 62           84
  Change in working capital, exclusive of cash
    and interim financing                             24 523       14 580
  All other operating items                           (1 616)      (5 075)
Net cash provided by operating activities             67 677       49 078

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)
      Electric                                        (4 511)      (4 190)
      Gas                                             (4 069)      (3 303)
      Other                                               (8)        (181)
  Allowance for borrowed funds used during
    construction                                         (99)         (72)
Net cash used for investing activities                (8 687)      (7 746)

FINANCING ACTIVITIES
  Sale of common shares                                2 266        1 267
  Payment of dividends                                (8 057)      (7 739)
  Payment of short-term borrowings                   (52 500)     (77 175)
  Long-term debt issues                                  -         65 000
  Long-term debt issues refunded                         -        (21 300)
  Sinking funds payments                              (1 294)        (214)
Net cash used for financing activities               (59 585)     (40 161)
Net increase (decrease) in cash                         (595)       1 171
Cash at beginning of period                            6 007        1 522
Cash at end of period                               $  5 412     $  2 693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $  9 179     $  8 054
    Income taxes                                    $  2 214     $  3 433


                            See accompanying notes.
                                    PAGE 6

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)      Accounting Policies

         Commonwealth Energy System, the parent company, is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system."

         The system's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
   For interim reporting purposes, the system follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

         Regulated subsidiaries of the System have established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. At March 31, 1994, principal regulatory assets included in deferred charges were $21.4 million for transition costs associated with FERC Order 636, $14.9 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant, $14.7 million for abandonment and noncon-struction costs related to the Seabrook project, $14.2 million for post-retirement benefits costs including pensions, $7.3 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear plant and $7.3 million related to deferred income taxes. The more significant regulatory liabilities, reflected in deferred credits, include $17.8 million related to income taxes.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Principal items of expense which are allocated other than on the basis of passage of time are depreciation and property taxes of the gas subsidiary, Commonwealth Gas Company (Commonwealth Gas). These expenses are recorded for interim reporting purposes based upon projected gas revenue. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax for each interim period.

         The unaudited financial statements for the periods ended March 31, 1994 and 1993, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to con-form with the presentation used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy and Commonwealth Gas' seasonal rate structure.
                                    PAGE 7

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

(2)      Commitments and Contingencies

         (a) Construction

         The system is engaged in a continuous construction program presently estimated at $358.3 million for the five-year period 1994 through 1998.
   Of that amount, $71.9 million is estimated for 1994. The program is subject to periodic review and revision.

         (b)   Decommissioning of Nuclear Power Plants

         The system, through Canal Electric Company (Canal), has a 3.52% joint-ownership interest in the Seabrook nuclear power plant. Canal and the other joint owners have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $370 million, in 1994 dollars, through March 31, 1994. Canal's share, less its share of the market value of the decommissioning trust, would amount to approximately $12.1 million.

         The system also has ownership interests in four nuclear generating facilities in New England and is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. Pertinent information with respect to projected decommissioning costs, in 1993 dollars, resulting from life-of-the-unit contracts from these units is as follows:

                                      Connecticut  Maine   Vermont   Yankee
                                         Yankee    Yankee  Yankee    Atomic*
                                              (Dollars in Millions)

    Equity ownership                        4.50%    4.00%    2.50%    4.50%
    Plant entitlement                       4.50%    3.59%    2.25%    4.50%
    Plant capability (MW)                  560.0    870.0    496.0       -
    System entitlement (MW)                 25.2     31.2     11.2       -
    Contract expiration date                1998     2008     2012       -
    Decommissioning cost estimate (100%)  $325.0   $316.6   $253.0   $331.7
    System's decommissioning cost           14.6     11.4      5.7     14.9

    * On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company agreed to permanently discontinue power operation of its plant and decommission the facility. Cambridge Electric Light Company's (Cambridge) and Commonwealth Electric Company's (Common-wealth Electric) respective 2% and 2.5% investment in Yankee Atomic is approximately $1 million. The companies' estimated decommission-ing costs include their unrecovered share of all costs associated with the shutdown of the facility, recovery of its plant investment, and decommissioning and closing the plant. This amount is reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset.
                                    PAGE 8

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         (c) Environmental

         The system is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact upon the System's operations in the past and will continue to have an impact upon future operations, capital costs and construction schedules of major facilities. For additional information, see "Environmental Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (d) FERC Order No. 636

         On April 8, 1992, the FERC issued Order No. 636 (Order 636), requiring interstate pipelines to unbundle (separate) existing gas sales contracts into separate components (gas sales, transportation and storage services). Order 636 provides mechanisms that will allow customers such as Commonwealth Gas to reduce the level of firm services from pipelines and permits the "brokering" of excess capacity on a temporary or permanent basis. Order 636 also requires pipelines to provide transportation services which allow customers to receive the same level of service they had with bundled contracts. Pipelines were required to be operating under Order 636 by November 1, 1993.

         As a result of implementing Order 636, each pipeline company is allowed to collect certain "transition costs" from their customers. Commonwealth Gas has been billed a total of approximately $18.2 million from Tennessee Gas Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through March 31, 1994. It is anticipated that as much as $45 million in transition costs could be sought by these suppliers through a series of FERC filings over the 12 to 24 month period that began on June 1, 1993. The largest element of the aforementioned transition costs results from the pipelines' need to buy out gas supply contracts entered into prior to Order 636. The total amount of such costs ultimately billed to Commonwealth Gas will vary depending on the success of the pipelines in negotiating settlements with their former suppliers, and final review by the FERC. Commonwealth Gas is actively reviewing the prudency of transition costs billed in order to minimize costs to its customers. Commonwealth Gas has recorded its estimated liability based on amounts incurred by the respective pipelines as of March 31, 1994.

         As of October 29, 1993, Commonwealth Gas received preliminary DPU authorization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $21.4 million is reflected in deferred charges as of March 31, 1994. In addition, a related liability of $11.8 million is reflected in deferred credits. Also, approximately $7.9 million of the amount paid to the pipeline companies relates to gas inventory costs being allocated new storage services under Order 636. Commonwealth Gas will recover these inventory costs through the CGA.
                                    PAGE 9

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

         Capital resources of the System and its subsidiaries are derived principally from retained earnings and equity funds provided through the System's Dividend Reinvestment and Common Share Purchase Plan (DRP). Supplemental interim funds are borrowed on a short-term basis and, when necessary, replaced with new equity and/or debt issues through permanent financing secured on an individual company basis. The system purchases 100% of all subsidiary common stock issues and provides, to the extent possible, a portion of the subsidiaries' short-term financing needs. These capital resources provide the funds required for the subsidiary companies' construction programs, current operations, debt service and other capital requirements.

         For the first three months of 1994, cash flows from operating activities amounted to approximately $67.7 million and reflect net income of $28 million and non-cash items such as depreciation ($13.2 million), amortization ($3.5 million) and deferred income taxes (net of investment tax credits) which amounted to $478,000. The change in working capital since December 31, 1993, exclusive of cash and interim financing, amounted to $24.5 million and had a significant positive effect on cash flows from operating activities, reflecting lower levels of inventory ($15.2 million), unbilled revenues ($7.6 million), prepaid taxes ($4.9 million), miscellaneous current assets ($1.5 million) coupled with higher levels of accounts payable and accrued income taxes of $20.7 million and $13.3 million, respectively These were offset, in part, by a higher level of accounts receivable ($37.6 million).

         Construction expenditures for the first three months of 1994 were approximately $8.7 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures for the period, together with the preferred and common dividend requirements of the System ($8.1 million), were funded entirely with internally generated funds. In addition to satisfying these capital requirements, the reduction in short-term borrowings of $52.5 million was accomplished with internal funds generated from higher unit sales (due to the extreme cold weather) experienced by both the electric and gas divisions during the first quarter of this year.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.
                                    PAGE 10

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1994 and 1993 is shown below:

                                                        Three Months
                                                       Ended March 31,
                                                        1994 and 1993
                                                     Increase (Decrease)
                                                    (Dollars in Thousands)
Operating Revenues -
  Electric                                          $20 182        13.4%
  Gas                                                14 689        12.2
  Steam and other                                     1 133        22.7
                                                     36 004        13.0

Operating Expenses -
  Fuel and purchased power                           19 049        22.9
  Cost of gas sold                                   11 295        18.8
  Other operation and maintenance                    (1 633)       (2.5)
  Depreciation                                         (263)       (2.0)
  Taxes -
    Local property and other                             15         0.2
    Federal and state income                          3 274        22.6
                                                     31 737        13.1

Operating Income                                      4 267        12.6

Other Income                                            159        35.3

Income Before Interest Charges                        4 426        12.9

Interest Charges                                        538         5.2

Net Income                                            3 888        16.2

Dividends on preferred shares                           (15)       (4.8)

Earnings Applicable to Common Shares                $ 3 903        16.4

Unit Sales -
  Electric - Megawatthours (MWH)
    Retail                                           24 535         2.1
    Wholesale                                       181 356        18.3
                                                    205 891         9.5

  Gas - Billions of British Thermal Units (BBTU)
    Firm                                              1 019         5.6
    Interruptible                                       (25)      (34.7)
                                                        994         5.5
                                    PAGE 11

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The following is a summary of electric and gas unit sales for the three-month periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                        1994         1993
Electric Sales - MWH
  Residential                                          504 889      493 799
  Commercial                                           489 396      474 578
  Industrial                                            96 557       93 815
  Other                                                102 170      106 285
       Total retail sales                            1 193 012    1 168 477
  Wholesale to other systems                         1 171 206      989 850
       Total                                         2 364 218    2 158 327

Gas Sales - BBTU
  Residential                                           11 123       10 627
  Commercial                                             5 337        5 078
  Industrial                                             1 683        1 585
  Other                                                    988          822
       Total firm sales                                 19 131       18 112
  Interruptible sales                                       47           72
       Total                                            19 178       18 184

         Electric Revenues, Fuel and Purchased Power Costs

         For the first three months of 1994, electric operating revenues increased approximately $20.2 million or 13.4% due primarily to higher fuel and purchased power costs, new retail rates for Cambridge which became effective June 1, 1993 and a 2.1% increase in retail electric unit sales.

         Fuel and purchased power costs rose $19 million or 22.9% and reflects the increase in retail unit sales and the higher cost of fuel oil at Canal's generating facility, which is the major supplier of electricity to the system. The cost of oil at Canal for the three-month period ended March 31, 1994 averaged 2.7 cents per KWH compared to 2.3 cents per KWH for the same period in 1993. Fuel and purchased power costs averaged 4.3 cents per KWH compared to 3.8 cents per KWH for the same period in 1993 and reflect the impact of Commonwealth Electric's contractual obligations to purchase higher-cost power contracted for in the 1980s when its customer base grew dramatically and forecasts predicted continued growth. The contracts, which are typically long-term power purchases from certain gas-fired independent power producing facilities, will continue to drive costs up as additional capacity comes on line. Commonwealth Electric is currently involved in the renegotiation of several existing contracts which include price restructuring, contract buy-outs and/or generating unit shutdowns that could also reduce its cost of power.

         The 2.1% increase in retail electric unit sales was due primarily to higher unit sales in the residential and commercial sectors and reflects the colder than normal weather conditions experienced in our service territory during the first quarter. The 18.3% increase in wholesale sales had little, if any, impact on net income.
                                    PAGE 12

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         Gas Revenues and Cost of Gas Sold

         For the first three months of 1994, gas operating revenues increased $14.7 million or 12.2% due primarily to an increase in the cost of gas sold, higher firm unit sales and a higher level of conservation and load management costs ($974,000). During the current three-month period, the average cost of gas increased to $3.72 per MMBTU from $3.31 per MMBTU for the same period of 1993 due, in part, to the billing of transition costs associated with the implementation of FERC Order No. 636. During the current three-month reporting period, firm gas unit sales increased 5.6% as each customer segment showed improvement due to the colder than normal winter.

         Other Operating Expenses

         For the first three months of 1994, other operation and maintenance decreased $1.6 million or 2.5% due primarily to cost savings of approximately $2 million that resulted from a second quarter 1993 work force reduction offset, in part, by a higher level of current and amortized conservation and load management costs incurred primarily at Commonwealth Gas ($1.1 million). Other factors contributing to the overall decline include a decrease in insurance and employee benefit costs ($485,000) and a lower provision for bad debts due to improved collections ($115,000). Despite a higher level of depreciable plant for the current three-month period, depreciation expense decreased 2% due to an adjustment in the second quarter of 1993 to Canal's accrual rate to reflect an extension of the depreciation recovery period for Unit 1 from 1996 to 2002. Local property and other taxes increased 2.2% due primarily to higher tax rates and assessments. A higher level of pretax income and, to a lesser extent, an increase in the federal tax rate to 35% contributed to the $3.3 million or 22.6% increase in federal and state income taxes.

         Other Income and Interest Charges

         For the first quarter of 1994, other income increased 35.3% due primarily to interest income related to a Massachusetts sales tax abatement ($159,000) and the absence in 1994 of a loss (recorded in January 1993) in connection with the system's equity investment in Yankee Atomic Electric Company ($74,000). The impact of these items was offset, in part, by decreases in non-operating rents ($88,000) and accretion relating to the abandonment of Seabrook Unit 2 ($37,000).

         Total interest charges for the current quarter increased 5.2% due primarily to a higher level of long-term debt reflecting the new debt issued by Commonwealth Electric, Commonwealth Gas and Hopkinton LNG Corp. during 1993 and the interest to be refunded to the system's retail customers in connection with the aforementioned sales tax abatement. The impact of these items was offset, somewhat, by the decline in short-term interest costs reflecting a lower average level of short-term borrowings.

  Environmental Matters

         Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant sites to determine if and to what extent such
                                    PAGE 13

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions.

         The costs associated with the clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order that provides for recovery of these expenditures over a seven-year amortization period without carrying costs. Commonwealth Gas has recorded an estimated $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the various activities to be undertaken at these sites. Commonwealth Gas has also recorded a regulatory asset in anticipation of recovery of these costs in rates. Commonwealth Gas is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site condition and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

         Commonwealth Gas and certain other system subsidiaries are also involved in other known or potentially contaminated sites with costs which may not be recoverable in rates and have recorded an estimated liability (and a charge to operations) of $560,000 in total to cover the costs associated with assessment and remediation activities. These estimates will be adjusted as further investigation and assignment of responsibility occurs. As noted above, the system is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.

  Power Contracts

         Cambridge and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that Cambridge and Commonwealth Electric pay a demand charge for their capacity entitlement in each unit and an energy charge to cover the cost of fuel. Cambridge and Commonwealth Electric collect a portion of their capacity-related purchased power costs associated with certain long-term power arrangements through their base rates. The recovery mechanism for these costs uses a per KWH factor which is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, Cambridge and Commonwealth Electric experience a revenue excess or short-fall. This recovery mechanism had a positive impact on net income of $417,000 for the current quarter compared to a net loss of $581,000 for the first quarter of 1993. All other capacity and energy-related purchased power costs are recovered through their respective Fuel Charge.

  Power Agreement Cancelled

         On May 2, 1994, Cambridge and Commonwealth Electric gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy
                                    PAGE 14

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  requirements, Cambridge and Commonwealth Electric agreed to buy 27% (33 MW and 50 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satisfactory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. Cambridge and Commonwealth Electric are unable to predict whether or not Eastern will contest their termination of these agreements.

  Rate Stabilization Plan

         Commonwealth Electric implemented a Fuel Charge (FC) rate settlement on April 1, 1994 that will stabilize its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and between 6.5 cents and 6.7 cents per KWH during 1997. This rate stabilization results from the use of a cost deferral mechanism that was sponsored jointly by Commonwealth Electric and the Massachusetts Attorney General and approved by the DPU. The stabilized FC rate could save customers between 1.75% and 5% on their annual electric bills from 1994 through 1997. Deferred costs will be set up as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 under a recovery schedule to be approved by the DPU. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual cost deferral of $16 million which is the amount Commonwealth Electric anticipates will be deferred in 1994.

         The rate stabilization mechanism is part of a long-term plan to con-trol Commonwealth Electric retail rates. This plan will help to eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate will enable current and prospective customers to plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal has been widely supported by various business and customer groups and other political interests.

         The settlement results in Commonwealth Electric billing its customers a significantly lower rate than would have been in effect on April 1, 1994 had the DPU not approved the proposal. Commonwealth Electric's customers would have been billed for increased costs that resulted from certain higher-priced, long-term contract obligations. Commonwealth Electric is currently involved in contract renegotiations, as mentioned previously in this discussion.
                                    PAGE 15

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The system is not a party to any pending material legal proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 5, 1994.

       (b) The three nominees, Henry Dormitzer, Franklin M. Hundley and Gerald L. Wilson listed in the System's Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994 were elected to the Board of Trustees of Commonwealth Energy System.

       (c) As set forth in the System's Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994 as Item 2, a proposal to consent to an amendment to Section 22 of the System's Declaration of Trust, which Section sets forth the conditions under which presently authorized but unissued Common Shares of the System may be issued by the Trustees without the vote or written consent of a majority of the Common Shares outstanding at the time was voted upon and approved at the 1994 Annual Shareholders' Meeting. There were 6,954,409 (67.2%) Common Shares voted for this proposal, 509,582 (4.9%) Common Shares voted against, 181,393 (1.8%) Common Shares abstained and 2,700,235 (26.1%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

       (d) As set forth in the System's Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994 as Item 3, seeking shareholders' approval of Commonwealth Energy System and Subsidiary Companies Long-Term Incentive Compensation Plan for key employees of the System and its subsidiaries which was approved and adopted by the Board of Trustees on February 16, 1994 was voted upon and approved at the 1994 Annual Shareholders' Meeting. There were 7,728,684 (74.7%) Common Shares voted for this proposal, 736,838 (7.1%) Common Shares voted against, 204,216 (2.0%) Common Shares abstained and 1,675,881 (16.2%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

       (e) As set forth in the System's Notice of 1994 Annual Meeting, Proxy Statement and 1993 Financial Information dated April 1, 1994 as Item 4, a shareholder proposal, which was also presented at the 1991, 1992
                                    PAGE 16

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

       and 1993 Annual Meeting, requesting the Board of Trustees to repeal the classified board and institute annual election of trustees was voted upon and failed to pass at the 1994 Annual Shareholders' Meeting. There were 1,483,947 (14.4%) Common Shares voted for this proposal, 5,917,813 (57.2%) Common Shares voted against, 272,511 (2.6%) Common Shares abstained and 2,671,348 (25.8%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

Item 5.     Other Information

       None

Item 6.     Exhibits and Reports on Form 8-K

       (a) Exhibits

       Exhibit 4. Instruments defining the rights of security holders, including indentures.

       Incorporated herein by reference:

       4.4.18 Eighteenth Supplemental Indenture dated December 1, 1993 to Indenture of Trust and First Mortgage Dated as of February 1, 1949 (Exhibit 1 to Commonwealth Gas' Form 10-Q (March 1994) File No. 2-1647).

       (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 31, 1994.
                                    PAGE 17

                          COMMONWEALTH ENERGY SYSTEM

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMONWEALTH ENERGY SYSTEM
                                                  (Registrant)


                                            Principal Financial Officer:



                                            JAMES D. RAPPOLI
                                            James D. Rappoli,
                                            Financial Vice President
                                              and Treasurer



                                            Principal Accounting Officer:




                                            JOHN A. WHALEN
                                            John A. Whalen,
                                            Comptroller


Date:  May 13, 1994