Form 10-Q
period 1994-06-30
COMMONWEALTH ENERGY SYSTEM
filed 1994-08-12
CIK 71304

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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

                                (617) 225-4000
             (Registrant's telephone number, including area code)


     (Former name, address and fiscal year, if changed since last report.)

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

                                                  Outstanding at
        Class of Common Stock                     August 1, 1994

     Common Shares of Beneficial
     Interest, $4 par value                       10,457,064 shares
                                    PAGE 2

                        PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)


                                                      June 30,   December 31,
                                                        1994         1993
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                           $1 028 100    $1 018 121
  Gas                                                   329 265       322 314
  Other                                                  58 459        58 473
                                                      1 415 824     1 398 908
  Less - Accumulated depreciation and
           amortization                                 447 593       425 483
                                                        968 231       973 425
  Add - Construction work in progress and
           nuclear fuel in process                       13 265        11 089
                                                        981 496       984 514

LEASED PROPERTY, net                                     15 780        16 150

INVESTMENTS
  Nuclear electric power companies (2.5% to 4.5%)         9 899         9 660
  Other investments                                       3 957         3 889
                                                         13 856        13 549

CURRENT ASSETS
  Cash and cash equivalents                               7 070         6 007
  Accounts receivable                                   103 223        93 663
  Unbilled revenues                                      17 227        43 279
  Inventories, at average cost                           28 116        36 102
  Prepaid taxes and other                                 4 750        15 231
                                                        160 386       194 282

DEFERRED CHARGES                                        124 521       106 668

                                                     $1 296 039    $1 315 163

                                    PAGE 3

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                     June 30,    December 31,
                                                       1994          1993
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,402,523 in 1994 and
        10,295,077 in 1993                           $   41 610    $   41 180
    Amounts paid in excess of par value                  98 875        94 657
    Retained earnings                                   216 788       201 233
                                                        357 273       337 070
  Redeemable preferred shares, less current
    sinking fund requirements                            15 230        15 480
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt         437 318       448 893
                                                        809 821       801 443

CAPITAL LEASE OBLIGATIONS                                14 171        14 456

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                  -          71 975
    Maturing long-term debt                              20 000        10 000
                                                         20 000        81 975

  Other Current Liabilities -
    Current sinking fund requirements                     6 793         6 793
    Accounts payable                                    117 195        90 006
    Accrued taxes                                        12 542         9 090
    Other                                                40 263        37 322
                                                        176 793       143 211
                                                        196 793       225 186

DEFERRED CREDITS
  Accumulated deferred income taxes                     160 602       156 851
  Unamortized investment tax credits
    and other                                           114 652       117 227
                                                        275 254       274 078

COMMITMENTS AND CONTINGENCIES
                                                     $1 296 039    $1 315 163

                            See accompanying notes.
                                    PAGE 4

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)

                                 Three Months Ended      Six Months Ended
                                  1994        1993       1994        1993
                                         (Dollars in Thousands)
OPERATING REVENUES
  Electric                      $147 836    $146 416    $319 079    $297 477
  Gas                             62 757      53 809     198 306     174 669
  Steam and other                  3 039       3 122       9 153       8 103
                                 213 632     203 347     526 538     480 249

OPERATING EXPENSES
  Fuel and purchased power        79 891      81 565     182 020     164 645
  Cost of gas sold                36 515      29 475     107 922      89 587
  Other operation and
    maintenance                   65 174      67 415     127 897     131 771
  Depreciation                    10 350       9 116      23 239      22 268
  Taxes -
    Local property and other       5 716       6 075      13 604      13 948
    Federal and state income       1 785         815      19 520      15 276
                                 199 431     194 461     474 202     437 495
OPERATING INCOME                  14 201       8 886      52 336      42 754

OTHER INCOME                         198       4 129         808       4 580

INCOME BEFORE INTEREST CHARGES    14 399      13 015      53 144      47 334

INTEREST CHARGES
  Long-term debt                   9 852       9 638      19 702      18 245
  Other interest charges             931       1 225       1 974       2 946
  Allowance for borrowed funds
    used during construction        (144)        (22)       (243)        (94)
                                  10 639      10 841      21 433      21 097
NET INCOME                         3 760       2 174      31 711      26 237
  Dividends on preferred shares      297         312         594         624
EARNINGS APPLICABLE TO
  COMMON SHARES                 $  3 463    $  1 862    $ 31 117    $ 25 613
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING           10 382 879  10 190 518  10 355 670  10 175 756

EARNINGS PER COMMON SHARE           $ .32       $ .18       $3.00       $2.52
DIVIDENDS DECLARED PER
  COMMON SHARE                      $ .75       $ .73       $1.50       $1.46

                            See accompanying notes.
                                    PAGE 5

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)

                                                         1994         1993
                                                       (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 31 711     $ 26 237
  Effects of non-cash items -
    Depreciation and amortization                        29 937       27 718
    Deferred income taxes and investment
      tax credits, net                                    1 093        3 228
    Earnings from corporate joint ventures                 (849)        (780)
  Dividends from corporate joint ventures                   543          687
  Change in working capital, exclusive of cash,
    cash equivalents and interim financing               68 541       41 814
  All other operating items                             (24 208)     (20 880)
Net cash provided by operating activities               106 768       78 024

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)
      Electric                                          (11 771)     (11 566)
      Gas                                                (8 303)      (7 627)
      Other                                                 (80)        (633)
  Allowance for borrowed funds used during
    construction                                           (243)         (94)
Net cash used for investing activities                  (20 397)     (19 920)

FINANCING ACTIVITIES
  Sale of common shares                                   4 648        2 556
  Payment of dividends                                  (16 156)     (15 498)
  Payment of short-term borrowings                      (71 975)     (83 425)
  Long-term debt issues                                     -         65 000
  Long-term debt issues refunded                            -        (21 300)
  Sinking funds payments                                 (1 825)      (1 838)
Net cash used for financing activities                  (85 308)     (54 505)
Net increase in cash and cash equivalents                 1 063        3 599
Cash at beginning of period                               6 007        1 522
Cash and cash equivalents at end of period             $  7 070     $  5 121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 20 570     $ 18 836
    Income taxes                                       $  5 180     $ 10 586



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

          Regulated subsidiaries of the System have established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities established by the system are expected to be refunded to customers over time. As of June 30, 1994, principal regulatory assets included in deferred charges were $20.8 million for transition costs associated with FERC Order 636, $16 million for postretirement benefit costs including pensions, $13.9 million for abandonment and nonconstruction costs related to the Seabrook project, $13.8 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant, $11.2 million for Commonwealth Electric Company's (Commonwealth Electric) rate stabilization plan, $7.3 million related to deferred income taxes and $7.2 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear plant. The more significant regulatory liabilities, reflected in deferred credits, include $17.7 million related to income taxes.

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

         The unaudited financial statements for the periods ended June 30, 1994 and 1993, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to con-form with the presentation used in the current period's financial statements.

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

         (b)   Decommissioning of Nuclear Power Plants

         The system, through Canal Electric Company (Canal), has a 3.52% joint-ownership interest in the Seabrook nuclear power plant. Canal and the other joint owners have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $374 million, in 1994 dollars, through June 30, 1994. Canal's share, less its share of the market value of the decommissioning trust, would amount to approximately $12.2 million.

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

                                      Connecticut  Maine   Vermont   Yankee
                                         Yankee    Yankee  Yankee    Atomic*
                                              (Dollars in Millions)

    Equity ownership                        4.50%    4.00%    2.50%    4.50%
    Plant entitlement                       4.50%    3.59%    2.25%    4.50%
    Plant capability (MW)                  560.0    870.0    496.0       -
    System entitlement (MW)                 25.2     31.2     11.2       -
    Contract expiration date                1998     2008     2012       -
    Decommissioning cost estimate (100%)  $325.0   $316.6   $253.0   $307.0
    System's decommissioning cost         $ 14.6   $ 11.4   $  5.7   $ 13.8

    * On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company agreed to permanently discontinue power operation of its plant and decommission the facility. Cambridge Electric Light Company's (Cambridge Electric) and Commonwealth Electric's respective 2% and 2.5% investment in Yankee Atomic is approximately $1.1 million as of June 30, 1994. The companies' estimated decommissioning costs include their unrecovered share of all costs associated with the shutdown of the facility, recovery of its plant investment, and decommissioning and closing the plant. This amount is reflected in the accompanying Balance Sheets as a liability and a corresponding regulatory asset.
                                    PAGE 8

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

         (d) FERC Order No. 636

         As a result of implementing FERC Order No. 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from their customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. Commonwealth Gas has been billed a total of approximately $21.1 million from Tennessee Gas Pipeline Company (Tennessee), Algonquin Gas Transmission Company (Algonquin) and Texas Eastern Transmission Company (Texas Eastern) through June 30, 1994. It was initially anticipated that as much as $45 million in transition costs would be sought by these suppliers through a series of FERC filings over a 12 to 24 month period that began on June 1, 1993.

         As of October 29, 1993, Commonwealth Gas received preliminary DPU authorization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $20.8 million is reflected in deferred charges as of June 30, 1994. In addition, a related liability of $8.9 million is reflected in deferred credits.

         After extensive negotiations between Texas Eastern, Tennessee and their customers (including Commonwealth Gas), settlements were reached regarding a number of transition obligation issues. The settlement with Texas Eastern, which was recently approved by FERC, calls for the pipeline to absorb approximately 20% of all transition costs incurred from June 1993 forward. This agreement also provides for an extended billing period and annual caps on the collection of future costs. Commonwealth Gas believes that the absorption requirement will give the pipeline incentive to minimize future costs.

         The settlement with Tennessee, which has yet to be approved by FERC, will lower one element of Commonwealth Gas' transition obligation by approximately $1 million. Further negotiations are underway with Tennessee to craft a total settlement similar to that achieved with Texas Eastern.

         Negotiations continue with the pipelines on several other issues. As a result Commonwealth Gas is unable to predict its final transition obligation at this time, however, based on these and subsequent settlement
                                    PAGE 9

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    activities, Commonwealth Gas will adjust its regulatory asset and liability accounts accordingly.

         (e) Rate Stabilization Plan

         Commonwealth Electric implemented a Fuel Charge (FC) rate settlement on April 1, 1994 that will stabilize its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and between 6.5 cents and 6.7 cents per KWH during 1997. This settlement results in Commonwealth Electric billing its customers a significantly lower rate than would have been in effect on April 1, 1994 had the DPU not approved the proposal. Commonwealth Electric's customers would have been billed for increased costs that resulted from certain higher-priced, long-term contract obligations. This rate stabilization results from the use of a cost deferral mechanism that was sponsored jointly by Commonwealth Electric and the Massachusetts Attorney General and approved by the DPU. The stabilized FC rate could save customers between 1.75% and 5% on their annual electric bills from 1994 through 1997. The deferred costs are being charged to a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule to be approved by the DPU. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual cost deferral of $16 million which is the amount Commonwealth Electric anticipates will be deferred in 1994. As of June 30, 1994, Commonwealth Electric has deferred $11.2 million, including carrying charges.

         The rate stabilization mechanism is part of a long-term plan to control Commonwealth Electric's retail rates. This plan will help to eliminate the disincentive for economic development resulting from a volatile and unpredictable FC rate. The stabilized FC rate will enable current and prospective customers to better plan their business and personal finances in a more efficient and effective manner. In addition to the Massachusetts Attorney General, this proposal has been widely supported by various business and customer groups and other political interests.
                                    PAGE 10

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

         For the first six months of 1994, cash flows from operating activities amounted to approximately $106.8 million and reflect net income of $31.7 million and non-cash items such as depreciation ($23.6 million), amortization ($6.3 million) and deferred income taxes (net of investment tax credits) which amounted to $1.1 million. The change in working capital since December 31, 1993, exclusive of cash ($3.5 million), cash equivalents (a temporary cash investment at June 30, 1994 of $3.6 million) and interim financing ($72 million), amounted to $68.5 million and had a significant positive effect on cash flows from operating activities. The working capital change reflects lower levels of inventory ($8 million), unbilled revenues ($26.1 million), prepaid taxes ($8.6 million), miscellaneous current assets ($1.9 million) coupled with higher levels of accounts payable ($27.2 million), accrued income taxes ($3.5 million) and other miscellaneous current liabilities ($2.8 million). These were offset, in part, by a higher level of accounts receivable ($10 million). The change in all other operating items of $24.1 million includes an $11.2 million regulatory asset established pursuant to Commonwealth Electric's rate stabilization plan.

         Construction expenditures for the first six months of 1994 were approximately $20.5 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures for the period, together with the preferred and common dividend requirements of the System ($16.2 million), were funded entirely with internally generated funds. In addition to satisfying these capital requirements, the reduction in short-term borrowings of $72 million was accomplished for the most part with internal funds generated from higher unit sales experienced by both the electric and gas divisions during the first half of this year (including record gas sales during the first quarter) and continued cost containment efforts. As of June 30, 1994, the system had no outstanding short-term bank borrowings.

       Results of Operations

       The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the
                                    PAGE 11

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

   periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1994 and 1993 is shown below:

                                        Three Months        Six Months
                                       Ended June 30,      Ended June 30,
                                       1994 and 1993       1994 and 1993
                                               Increase (Decrease)
                                              (Dollars in Thousands)

Operating Revenues -
  Electric                           $  1 420      1.0%   $ 21 602    7.3%
  Gas                                   8 948     16.6      23 637   13.5
  Steam and other                         (83)    (2.7)      1 050   13.0
                                       10 285      5.1      46 289    9.6

Operating Expenses -
  Fuel and purchased power             (1 674)    (2.1)     17 375   10.6
  Cost of gas sold                      7 040     23.9      18 335   20.5
  Other operation and maintenance      (2 241)    (3.3)     (3 874)  (2.9)
  Depreciation                          1 234     13.5         971    4.4
  Taxes -
    Local property and other             (359)    (5.9)       (344)  (2.5)
    Federal and state income              970    119.0       4 244   27.8
                                        4 970      2.6      36 707    8.4

Operating Income                        5 315     59.8       9 582   22.4

Other Income                           (3 931)   (95.2)     (3 772) (82.4)

Income Before Interest Charges          1 384     10.6       5 810   12.3

Interest Charges                         (202)    (1.9)        336    1.6

Net Income                              1 586     73.0       5 474   20.9
  Dividends on preferred shares           (15)    (4.8)        (30)  (4.8)
Earnings Applicable to Common Shares $  1 601     86.0    $  5 504   21.5

Unit Sales

  Electric - Megawatthours (MWH)
    Retail                             25 522      2.4      50 057    2.3
    Wholesale                         214 787     25.8     396 143   21.7
                                      240 309     12.8     446 200   11.1
  Gas - Billions of British
          Thermal Units (BBTU)
    Firm                                  113      2.0       1 132    4.8
    Interruptible                       1 741    393.0       1 716  333.2
                                        1 854     30.1       2 848   11.7
                                    PAGE 12

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and six-month periods indicated:

                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                  1994       1993           1994       1993
Electric Sales - MWH
  Residential                    386 628    377 785        891 517    871 584
  Commercial                     486 574    472 389        975 970    946 967
  Industrial                     104 840    101 498        201 397    195 313
  Other                           91 884     92 732        194 054    199 017
    Total retail sales         1 069 926  1 044 404      2 262 938  2 212 881
  Wholesale to other systems   1 048 553    833 766      2 219 759  1 823 616
    Total                      2 118 479  1 878 170      4 482 697  4 036 497

Gas Sales - BBTU

  Residential                      3 238      3 294         14 361     13 921
  Commercial                       1 584      1 529          6 921      6 607
  Industrial                         711        612          2 394      2 197
  Other                              295        280          1 283      1 102
    Total firm sales               5 828      5 715         24 959     23 827
  Interruptible sales              2 184        443          2 231        515
    Total                          8 012      6 158         27 190     24 342

      Electric Revenues, Fuel and Purchased Power and Electric Unit Sales

      For the first six months of 1994, electric operating revenues increased $21.6 million or 7.3% due primarily to an increase in fuel and purchased power costs, a 2.3% increase in retail unit sales (discussed below) and new retail rates for Cambridge Electric which became effective June 1, 1993. This was slightly offset by a $900,000 reduction in Cambridge Electric's and Commonwealth Electric's conservation and load management costs (C&LM), which are being recovered in revenues. The recovery of lost base revenues related to conservation and load management (C&LM) programs increased by $408,000 for the six-month period but decreased $239,000 in the current quarter when compared to the same period in 1993. The recovery of lost base revenues is allowed by the DPU to encourage effective implementation of C&LM programs. The KWH savings that are realized as a result of the successful implementation of C&LM programs serve as the basis for determining lost base revenues.

      For the current six-month period, fuel and purchased power costs rose $17.4 million or nearly 11% and reflects Commonwealth Electric's purchases from higher-cost must-run non-utility generators contracted for in the 1980s when its customer base grew dramatically and forecasts predicted continued growth. Commonwealth Electric is currently involved in the renegotiation of various power contracts which include price restructuring, contract buy-outs and/or generating unit shutdowns that could also reduce
  its cost of power.   Fuel and purchased power costs averaged 4.1 cents per
  KWH for both the current and prior year six-month periods and reflects the
                                    PAGE 13

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  deferral in the current quarter of $11.1 million for costs related to Commonwealth Electric's rate stabilization mechanism.

      The cost of electricity purchased for resale for the six-month periods ended June 30, 1994 and 1993 also included $836,000 and $4.8 million, respectively, of capacity-related costs associated with certain purchased power contracts that were not recovered in revenues due to the recovery mechanism established by the DPU. The impact of this under-recovery reduced net income by $508,000 and $2.9 million for the current quarter and six-month periods. (Refer to the "Power Contracts" section to follow.)

      The increase of 2.3% in retail unit sales for the first half of 1994 was due to higher unit sales to the residential (2.3%), commercial (3.1%) and industrial (3.1%) sectors and reflects the impact of the extreme cold weather conditions experienced in the system's service territory during the first quarter. The significant increases in wholesale unit sales during the current quarter and six-month period reflects the changing capacity needs of the New England Power Pool and non-affiliated utilities. Fluctuations in the level of wholesale electric sales have little, if any, impact on net income.

      Gas Revenues, Cost of Gas Sold and Gas Unit Sales

      For the first six months of 1994, gas operating revenues increased $23.4 million or 13.5% due to higher firm and interruptible unit sales, an increase in the cost of gas sold ($18.3 million) and higher C&LM costs ($2 million) which Commonwealth Gas began recovering in late 1992. The average cost of gas per MMBTU increased to $3.97 compared to $3.68 for the same period in 1993 due to higher gas prices during the first quarter and, to a lesser extent, the transition costs related to Order 636 and higher LNG costs. For the first half of 1994, firm unit sales rose 4.8% as each customer segment showed improvement due primarily to the extreme cold weather during first quarter.

      Other Operating Expenses

      Other operation and maintenance declined during the current quarter and first half of 1994 by 3.3% and 2.9%, respectively, due primarily to savings resulting from a second quarter 1993 work force reduction ($2.7 million), the absence of severance pay incurred in 1993 relative to the work force reduction ($3.7 million), lower maintenance costs ($2.3 million), a decline in the provision for bad debts due to improved collection experience ($757,000) and lower insurance and employee benefit costs ($524,000) offset, in part, by a higher level of current C&LM charges incurred primarily at Commonwealth Gas ($1.2 million).

      Depreciation expense increased in both current periods due to a higher level of plant in service and also reflects, in the current quarter, the impact of a June 1993 adjustment that resulted from a revision to the accrual rate to reflect the extension of the depreciable life of Canal's Unit 1 from 1996 to 2002. Local property and other taxes declined by 5.9% and 2.5% for the current quarter and year-to-date reflecting lower payroll taxes ($462,000) offset somewhat by higher property tax rates and
                                    PAGE 14

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  assessments by various cities and towns in the system's service area ($118,000). The significant increase in federal and state income taxes in both reporting periods reflects the higher level of pre-tax income and an increase in the federal tax rate to 35%.

      Other Income and Interest Charges

      The significant decreases in other income during the current quarter and six-month period were due primarily to the absence of a 1993 second quarter reversal of a contingency reserve ($3.8 million pre-tax) related to the system's Seabrook investment. The decision to eliminate the reserve was prompted by the allowance in base rates of Seabrook costs at the state level for Cambridge Electric. This was offset, in part, by an increase ($129,000) in the equity component of AFUDC.

      For the first six months of 1994, long-term interest charges increased by approximately 8% due to a higher level of long-term debt reflecting the new debt issued by Commonwealth Electric, Commonwealth Gas and Hopkinton LNG Corp. during 1993 ($1.5 million). Interest on short-term borrowings decreased $972,000 due to the significantly lower average level of borrowings resulting from the 1993 financing activity.

  Environmental Matters

      Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions.

      The costs associated with the clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order that provides for recovery of these expenditures over a seven-year amortization period without carrying costs. Commonwealth Gas has recorded an estimated $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the assessment and remediation activities identified to this point. Commonwealth Gas has also recorded a regulatory asset in anticipation of recovery of these costs in rates. Commonwealth Gas is unable to predict the total cost to ultimately resolve these matters, due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

      Commonwealth Gas and certain other system subsidiaries are also involved in other known or potentially contaminated sites with costs which may not be recoverable in rates and have recorded an estimated liability (and a charge to operations) of $560,000 in total to cover the expected costs associated with assessment and remediation activities. These estimates will be adjusted as further investigation and assignment of
                                    PAGE 15

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  responsibility occurs. As noted above, the system is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.

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

  Power Contract Negotiations

      On May 2, 1994, Commonwealth Electric and Cambridge Electric gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, Commonwealth Electric and Cambridge Electric agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satisfactory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. In a letter dated June 30, 1994, Eastern provided to Commonwealth Electric and Cambridge Electric written notice of arbitration and its designation of an arbitrator pursuant to the 1989 agreements. Commonwealth Electric and Cambridge Electric by letter dated July 29, 1994 provided to Eastern notice of the companies' designation of an arbitrator and on July 30, 1994 filed an action in the Middlesex Superior Court (the Court) which seeks to have the issues which are to be the subject of the arbitration decided by the Court.

      Commonwealth Electric has filed with the DPU for the approval of a buy-out and termination of another power contract with a second independent power producer. If this buy-out proposal is approved, the resulting net replacement cost savings would be passed through to Commonwealth Electric's customers.
                                    PAGE 16

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        None

  (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1994.
                                    PAGE 17

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


Date:  August 12, 1994