Form 10-Q
period 1994-09-30
COMMONWEALTH ENERGY SYSTEM
filed 1994-11-14
CIK 71304

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 1994

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


   (Former name, address and fiscal year, if changed since last report)


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

                                                       Outstanding at
        Class of Common Stock                         November 1, 1994

     Common Shares of Beneficial
     Interest, $4 par value                           10,521,774 shares

<PAGE 2>

                        PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                  September 30,  December 31,
                                                      1994          1993
                                                    (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                         $1 036 929     $1 018 121
  Gas                                                 332 005        322 314
  Other                                                58 455         58 473
                                                    1 427 389      1 398 908
  Less - Accumulated depreciation and
           amortization                               455 443        425 483
                                                      971 946        973 425
  Add - Construction work in progress and
          nuclear fuel in process                      11 393         11 089
                                                      983 339        984 514

LEASED PROPERTY, net                                   15 594         16 150

INVESTMENTS
  Nuclear electric power companies (2.5% to 4.5%)      10 004          9 660
  Other investments                                     3 896          3 889
                                                       13 900         13 549

CURRENT ASSETS
  Cash                                                  3 675          6 007
  Accounts receivable                                  70 946         93 663
  Unbilled revenues                                    18 445         43 279
  Inventories, at average cost                         36 604         36 102
  Prepaid taxes and other                              19 879         15 231
                                                      149 549        194 282

DEFERRED CHARGES                                      126 105        106 668

                                                   $1 288 487     $1 315 163

<PAGE 3>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                  September 30, December 31,
                                                      1994          1993
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,460,623 in 1994 and
        10,295,077 in 1993                         $   41 842     $   41 180
    Amounts paid in excess of par value               100 980         94 657
    Retained earnings                                 214 865        201 233
                                                      357 687        337 070
  Redeemable preferred shares, less current
    sinking fund requirements                          14 660         15 480

  Long-term debt, including premiums, less current
    sinking fund requirements and maturities          437 137        448 893
                                                      809 484        801 443

CAPITAL LEASE OBLIGATIONS                              14 026         14 456

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             13 925         71 975
    Maturing long-term debt                            20 000         10 000
                                                       33 925         81 975

  Other Current Liabilities -
    Current sinking fund requirements                   6 793          6 793
    Accounts payable                                   86 240         90 006
    Accrued taxes                                      20 711          9 090
    Other                                              38 774         37 322
                                                      152 518        143 211
                                                      186 443        225 186
DEFERRED CREDITS
  Accumulated deferred income taxes                   162 676        156 851
  Unamortized investment tax credits
    and other                                         115 858        117 227
                                                      278 534        274 078

COMMITMENTS AND CONTINGENCIES

                                                   $1 288 487     $1 315 163

                            See accompanying notes.

<PAGE 4>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 30, 1994 AND 1993

                                  (Unaudited)

                                Three Months Ended       Nine Months Ended
                                  1994        1993        1994        1993
                                         (Dollars in Thousands)
OPERATING REVENUES
  Electric                      $174 421    $168 510    $493 500    $465 987
  Gas                             46 251      47 429     244 557     222 098
  Steam and other                  2 627       1 945      11 780      10 048
                                 223 299     217 884     749 837     698 133

OPERATING EXPENSES
  Fuel and purchased power        95 516      94 484     277 536     259 129
  Cost of gas sold                29 263      30 526     137 185     120 113
  Other operation and
    maintenance                   62 185      58 417     190 082     190 188
  Depreciation                     9 724       9 436      32 963      31 704
  Taxes -
    Local property and other       5 470       4 882      19 074      18 830
    Federal and state income       3 502       4 098      23 022      19 374
                                 205 660     201 843     679 862     639 338
OPERATING INCOME                  17 639      16 041      69 975      58 795

OTHER INCOME (EXPENSE)              (759)        530          49       5 110

INCOME BEFORE INTEREST CHARGES    16 880      16 571      70 024      63 905

INTEREST CHARGES
  Long-term debt                   9 942       9 632      29 644      27 877
  Other interest charges             830       1 330       2 804       4 276
  Allowance for borrowed funds
    used during construction        (108)        (87)       (351)       (181)
                                  10 664      10 875      32 097      31 972
NET INCOME                         6 216       5 696      37 927      31 933
  Dividends on preferred shares      294         309         888         933
EARNINGS APPLICABLE TO
  COMMON SHARES                 $  5 922    $  5 387    $ 37 039    $ 31 000
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING           10 440 347  10 231 955  10 383 895  10 194 489

EARNINGS PER COMMON SHARE           $ .57       $ .52       $3.57       $3.04
DIVIDENDS DECLARED PER
  COMMON SHARE                      $ .75       $ .73       $2.25       $2.19

                            See accompanying notes.

<PAGE 5>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)

                                                          1994        1993
                                                       (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 37 927    $ 31 933
  Effects of non-cash items -
    Depreciation and amortization                        43 066      39 672
    Deferred income taxes and investment
      tax credits, net                                    6 506       5 107
    Equity earnings from corporate joint ventures        (1 313)     (1 202)
  Dividends from corporate joint ventures                   962       1 237
  Change in working capital, exclusive of cash
    and interim financing                                51 708      38 410
  All other operating items                             (31 450)    (23 619)
Net cash provided by operating activities               107 406      91 538

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                          (19 818)    (18 807)
      Gas                                               (11 351)    (14 766)
      Other                                                (282)       (974)
  Allowance for borrowed funds used during
    construction                                           (351)       (181)
Net cash used for investing activities                  (31 802)    (34 728)

FINANCING ACTIVITIES
  Sale of common shares                                   6 985       4 862
  Payment of dividends                                  (24 295)    (23 288)
  Payment of short-term borrowings                      (58 050)    (77 325)
  Long-term debt issues                                     -        65 000
  Long-term debt issues refunded                            -       (21 300)
  Sinking funds payments                                 (2 576)     (2 589)
Net cash used for financing activities                  (77 936)    (54 640)
Net increase (decrease) in cash                          (2 332)      2 170
Cash at beginning of period                               6 007       1 522
Cash at end of period                                  $  3 675    $  3 692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 29 635    $ 28 513
    Income taxes                                       $ 14 088    $ 13 472


                            See accompanying notes.

<PAGE 6>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

        Commonwealth Energy System, the parent company, is referred to in this report as the "System" and together with its subsidiaries is sometimes collectively referred to as "the system."

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

        Regulated subsidiaries of the System have established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities established by the system are required to be refunded to customers over time. As of September 30, 1994, principal regulatory assets included in deferred charges were $20 million for transition costs associated with FERC Order 636, $17.9 million for postretirement benefit costs including pensions, $13.2 million for abandonment and nonconstruction costs related to the Seabrook project, $13.2 million for unrecovered plant and decommissioning costs for the Yankee Atomic nuclear plant, $11.5 million for Commonwealth Electric Company's (Commonwealth Electric) rate stabilization plan, $7.3 million related to deferred income taxes and $7.1 million in litigation costs associated with a settlement agreement with Boston Edison Company relative to the Pilgrim nuclear plant. The principal regulatory liability, reflected in deferred credits, was $17.7 million related to income taxes.

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

        The unaudited financial statements for the periods ended September 30, 1994 and 1993, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to con-form with the presentation used in the current period's financial statements.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy and Commonwealth Gas' seasonal rate structure.

<PAGE 7>

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

        (b) Decommissioning of Nuclear Power Plants

        The system, through Canal Electric Company (Canal), has a 3.52% joint-ownership interest in the Seabrook nuclear power plant. Canal and the other joint owners have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $378 million, in 1994 dollars, through September 30, 1994. Canal's share, less its share of the market value of the decommissioning trust ($995,000), amounts to approximately $12.3 million.

        The system also has equity ownership interests in four nuclear generating facilities in New England and is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. Pertinent information with respect to projected decommissioning costs, in 1994 dollars, resulting from life-of-the-unit contracts from those units still operating is as follows:

                                            Connecticut   Maine     Vermont
                                               Yankee     Yankee    Yankee
                                                  (Dollars in Millions)

    Equity ownership (%)                         4.50       4.00       2.50
    Plant entitlement (%)                        4.50       3.59       2.25
    Plant capability (MW)                       560.0      870.0      496.0
    Company entitlement (MW)                     25.2       31.2       11.2
    Contract expiration date                     1998       2008       2012
    Decommissioning cost estimate (100%) ($)    356.5      338.2      325.3
    System's decommissioning cost ($)            16.0       12.1        7.3
    Market value of assets (100%) ($)           145.5       74.3      111.1
    System's market value of assets ($)           6.5        2.7        2.5

        In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the plant). At September 30, 1994, Cambridge Electric Light Company's (Cambridge Electric) and Commonwealth Electric's respective 2% and 2.5% investment in Yankee Atomic is approximately $1.1 million. The companies' estimated decommissioning costs include its unrecovered share of all costs associ-ated with the shutdown of the plant, recovery of its plant investment, and decommissioning and closing the plant. The amount currently reflected in

<PAGE 8>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    the accompanying Balance Sheets as a liability and a corresponding regulatory asset is $13.2 million. The market value of the companies' share of assets in the plant's decommissioning fund at September 30, 1994 is approximately $4.7 million.

        On October 26, 1994, Yankee Atomic filed with the Nuclear Regulatory Commission a revised estimate to decommission the plant of $370 million (in 1994 dollars). The total cost to permanently shut down the plant is approximately $438.6 million. The companies' share of this liability is approximately $19.7 million. The companies are reviewing Yankee Atomic's filing and adjustments to the liability and regulatory asset accounts will be made as appropriate during the fourth quarter of 1994.

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

        (d) FERC Order No. 636

        As a result of implementing FERC Order No. 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from their customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. Commonwealth Gas has been billed a total of approximately $24.5 million from Tennessee Gas Pipeline Company (Tennessee), Algonquin Gas Transmission Company and Texas Eastern Transmission Company (Texas Eastern) through September 30, 1994.

        As of October 29, 1993, Commonwealth Gas received preliminary DPU authorization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $20 million is reflected in deferred charges as of September 30, 1994. In addition, a related liability of $6.7 million is reflected in deferred credits.

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

<PAGE 9>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The settlement with Tennessee, which has yet to be approved by FERC, will lower one element of Commonwealth Gas' transition obligation by approximately $1 million. Further negotiations are underway with Tennessee to craft a total settlement similar to that achieved with Texas Eastern.

        Commonwealth Gas is continuing to negotiate with the pipelines on several other issues. As a result Commonwealth Gas is unable to predict its final transition obligation at this time, however, based on these and subsequent settlement activities, Commonwealth Gas will adjust its regulatory asset and liability accounts accordingly.

        (e) Rate Stabilization Plan

        Commonwealth Electric implemented a Fuel Charge (FC) rate settlement on April 1, 1994 that will stabilize its quarterly FC rate during the years 1994 through 1996 at 6.5 cents per KWH and no greater than 6.7 cents per KWH during 1997. The settlement results in billing at a significantly lower rate than would have otherwise been in effect and could save custom-ers between 1.75% and 5% on their annual electric bills from 1994 through 1997. This rate stabilization results from the use of a cost deferral mechanism that was sponsored jointly by Commonwealth Electric and the Massachusetts Attorney General and approved by the DPU. The deferred costs are being reflected as a regulatory asset to be recovered, with carrying charges, over the subsequent six-year period beginning in 1998 pursuant to a recovery schedule subject to DPU review. The deferred amount, excluding carrying charges, is restricted to a maximum of $40 million during the settlement period (1994 through 1997) and is further limited to an annual cost deferral of $16 million which is the amount Commonwealth Electric anticipates will be deferred in 1994. As of September 30, 1994, Commonwealth Electric has deferred $11.5 million, including carrying charges.

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

<PAGE 10>

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

         For the first nine months of 1994, cash flows from operating activities amounted to approximately $107.4 million and reflect net income of $37.9 million and non-cash items such as depreciation ($33.4 million), amortization ($9.7 million) and deferred income taxes (net of investment tax credits) which amounted to $6.5 million. The change in working capital since December 31, 1993, exclusive of the changes in cash ($2.3 million) and interim financing ($58.1 million), amounted to $51.7 million and had a significant positive effect on cash flows from operating activities. The working capital change reflects lower levels of unbilled revenues ($24.8 million) and accounts receivable ($22.7 million) coupled with higher levels of accrued taxes ($11.6 million) and other miscellaneous current liabilities ($1.3 million). These were offset, in part, by a higher level of prepaid property taxes ($5.8 million) and a lower level of accounts payable ($3.8 million). The change in all other operating items of $31.5 million includes an $11.5 million regulatory asset established pursuant to Commonwealth Electric's rate stabilization plan and a $6.4 million increase in the regulatory asset pertaining to postretirement benefits for both electric and gas operating subsidiaries.

         Construction expenditures for the first nine months of 1994 were approximately $31.8 million, including nuclear fuel and an allowance for funds used during construction (AFUDC). Construction expenditures for the period, together with the preferred and common dividend requirements of the System ($24.3 million), were funded entirely with internally generated funds. In addition, short-term borrowings were reduced by $58.1 million to $13.9 million for the most part with internal funds generated from higher retail unit sales for both the electric and gas divisions during the first nine months of this year and continued cost containment efforts.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income.

<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

         A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1994 and 1993 is shown below:

                                        Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                       1994 and 1993        1994 and 1993
                                               Increase (Decrease)
                                              (Dollars in Thousands)

Operating Revenues
  Electric                           $  5 911     3.5%    $ 27 513     5.9%
  Gas                                  (1 178)   (2.5)      22 459    10.1
  Steam and other                         682    35.1        1 732    17.2
                                        5 415     2.5       51 704     7.4
Operating Expenses
  Fuel and purchased power              1 032     1.1       18 407     7.1
  Cost of gas sold                     (1 263)   (4.1)      17 072    14.2
  Other operation and maintenance       3 768     6.5         (106)   (0.1)
  Depreciation                            288     3.1        1 259     4.0
  Taxes -
    Local property and other              588    12.0          244     1.3
    Federal and state income             (596)  (14.5)       3 648    18.8
                                        3 817     1.9       40 524     6.3
Operating Income                        1 598    10.0       11 180    19.0
Other Income                           (1 289) (243.2)      (5 061)  (99.0)
Income Before Interest Charges            309     1.9        6 119     9.6
Interest Charges                         (211)   (1.9)         125     0.4
Net Income                                520     9.1        5 994    18.8
  Dividends on preferred shares           (15)   (4.9)         (45)   (4.8)
Earnings Applicable to Common Shares $    535     9.9     $  6 039    19.5

  The following are the period to period changes in electric and gas unit sales for the three and nine months ended September 30, 1994 and 1993.


Unit Sales

  Electric - Megawatthours (MWH)
    Retail                             36 492     3.0        86 549    2.5
    Wholesale                        (151 111)  (14.9)      245 032    8.6
                                     (114 619)   (5.1)      331 581    5.3

  Gas - Billions of British
          Thermal Units (BBTU)
    Firm                                   80     2.6         1 164    4.3
    Interruptible                       3 040   335.2         4 756  334.5
                                        3 120    77.4         5 920   20.9

<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                                 1994         1993      1994         1993
Electric Sales - MWH
  Residential                    468 998     450 210  1 360 515    1 321 794
  Commercial                     589 229     575 414  1 565 199    1 522 381
  Industrial                     113 108     109 126    314 505      304 439
  Other                           90 917      91 010    284 971      290 027
    Total retail sales         1 262 252   1 225 760  3 525 190    3 438 641
  Wholesale to other systems     865 562   1 016 673  3 085 321    2 840 289
    Total                      2 127 814   2 242 433  6 610 511    6 278 930

Gas Sales - BBTU
  Residential                      1 413       1 449     15 774       15 370
  Commercial                         953         975      7 874        7 582
  Industrial                         720         618      3 114        2 815
  Other                              119          83      1 354        1 185
    Total firm sales               3 205       3 125     28 116       26 952
  Interruptible sales              3 947         907      6 178        1 422
    Total                          7 152       4 032     34 294       28 374

         Electric Revenues, Fuel and Purchased Power and Electric Unit Sales

         For the first nine months of 1994 electric operating revenues increased $27.5 million or 5.9% due primarily to higher fuel and purchased power costs, higher base rates for Cambridge Electric which became effective June 1, 1993 and higher retail unit sales (discussed below). This increase was slightly offset by a $900,000 reduction in conservation and load management costs (C&LM) for electric operations which are being recovered through revenues. The recovery of lost base revenues related to the C&LM programs increased by $313,000 and $720,000 for the current quarter and nine-month period, respectively, when compared to the same reporting periods during 1993. The recovery of lost base revenues is allowed by the DPU to encourage effective implementation of C&LM programs. To the extent that current costs associated with C&LM programs increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues.

         For the current nine-month period, fuel and purchased power costs increased $18.4 million or 7.1% and averaged 4.2 cents per KWH compared to
    4.1 cents per KWH for the same period in 1993 and reflects purchases from higher-cost non-utility generators and, to a lesser extent, higher fuel oil costs at Canal Electric's generating station. The increases were moderated by the deferral of $11.1 million of costs related to Commonwealth Electric's rate stabilization mechanism which was implemented on April 1, 1994.

         The increase of 2.5% in retail unit sales for the current nine-month period reflects higher unit sales to the residential (2.9%), commercial (2.8%) and industrial (3.3%) sectors that resulted from the extreme cold weather conditions experienced in the system's service territory during the first quarter. Retail unit sales for the quarter were 3% higher and reflect a record peak demand of 962 MW achieved on July 21, 1994. The

<PAGE 13>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    fluctuation in wholesale unit sales during the current quarter and nine-month period reflects the changing capacity needs of the New England Power Pool and non-affiliated utilities. Changes in the level of wholesale electric sales have little, if any, impact on net income.

         Gas Revenues, Cost of Gas Sold and Gas Unit Sales

         For the current nine-month period, gas operating revenues increased approximately $22.5 million or 10.1% due primarily to an increase in the cost of gas sold ($14.2 million), higher C&LM costs ($2.5 million) and higher firm and interruptible sales. Despite the increase in the cost of gas sold, the average cost of gas per MMBTU during the current quarter and nine-month period decreased from $7.57 to $4.09 and from $4.23 to $4.00, respectively. The decrease from both periods of last year was mainly due to the inclusion of transition charges related to Order 636 in the cost of gas sold last year. These charges totaled $6.8 million and $9.6 million in the prior third quarter and nine-month period, respectively. In the fourth quarter of 1993, these charges were reclassified as a regulatory asset pursuant to the aforementioned DPU order issued on October 29, 1993. Commonwealth Gas will recover these costs, with carrying charges, over a four-year period which began in November 1993.

         For the current nine-month period firm gas unit sales increased 4.3% as each customer segment showed improvement due primarily to the extreme cold weather experienced during the first quarter of 1994. Although interruptible sales increased significantly during both the current nine months and third quarter of 1994, fluctuations in the level of these sales have little, if any, impact on net income.

         Steam and Other Operating Revenue

         Steam and other operating revenue increased 35.1% and 17.2% during the current quarter and nine-month period, respectively, due primarily to higher steam sales to Harvard University, Massachusetts General Hospital and a biotechnology company which became a steam customer in August 1993.

         Other Operating Expenses

         For the first nine months of 1994, other operation and maintenance costs were virtually unchanged compared to the same period in 1993 reflecting savings resulting from the second quarter 1993 work force reduction ($2.7 million), the absence of severance pay incurred in 1993 ($3.7 million), lower maintenance activity ($1.3 million) and a decline in the provision for bad debts due to improved collection experience ($1.1 million). These factors were offset, somewhat, by higher levels of current and amortized C&LM charges ($1.6 million) and insurance and employee benefit costs ($1.6 million).

         The 6.5% or $3.8 million increase in other operation and maintenance for the three months ended September 30, 1994 was due to increases in insurance and employee benefit costs ($1.8 million), increased maintenance expense on Canal Electric's Unit 1 ($951,000), a higher level of current

<PAGE 14>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    C&LM costs incurred at Commonwealth Gas ($464,000) and slightly higher payroll costs ($318,000).

         Depreciation and Taxes

         Depreciation expense increased 3.1% and 4% during the current quarter and current nine-month period, respectively, due to higher levels of plant in service. The change in local property and other taxes for the three and nine-months periods reflects higher property tax rates and assessments ($604,000 and $722,000) offset by a reduction in payroll taxes ($16,000 and $478,000). The increase in property taxes was also due to an adjustment to the 1993 property tax accrual (approximately $300,000) associated with revisions made to the nuclear station property tax assessed by the state of New Hampshire to the joint-owners of Seabrook during the third quarter of 1993. The increase in federal and state income taxes for the current nine-month period reflects the higher level of pretax income. For the current quarter, however, federal and state income taxes declined 14.5% due to the absence of a retroactive adjustment made in the third quarter of 1993 to reflect the increase in the federal tax rate to 35% and, to a lesser extent, the level of pretax income.

         Other Income and Interest Charges

         The substantial decrease in other income in the nine-month period was primarily due to the absence of a 1993 second quarter reversal of a reserve ($3.8 million pretax) related to Canal Electric's Seabrook investment. The decision to eliminate this reserve was prompted by the inclusion in base rates of Seabrook costs at the state level for Cambridge Electric. Another factor contributing to the decrease in the three and nine-month periods was a reserve related to a settlement negotiated with an outside party for certain costs associated with Commonwealth Electric's energy conservation program. The decline for the nine-month period was offset, somewhat, by a $595,000 increase in other interest and dividends due, in part, to higher equity earnings from Cambridge Electric's investments in nuclear generating companies and a Massachusetts sales tax abatement received by the system during the first quarter.

         For the current nine-month period, long-term interest charges increased $1.8 million due to a higher level of long-term debt reflecting the new debt issued by Commonwealth Electric, Commonwealth Gas and Hopkinton LNG Corp. at various times in 1993. Interest on short-term borrowings declined by $1.8 million due to the significantly lower average level of borrowings resulting from the 1993 financing activity.

    Environmental Matters

         Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions.

<PAGE 15>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The costs associated with the assessment and clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order over a seven-year amortization period without carrying costs. Commonwealth Gas has recorded an estimated $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the assessment and remediation activities identified to this point. Commonwealth Gas has also recorded a regulatory asset in anticipation of recovery of these costs. Commonwealth Gas is unable to predict the total cost to ultimately resolve these matters, due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

         Commonwealth Gas and certain other system subsidiaries are also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates and have recorded an estimated liability (and a charge to operations) of $560,000 to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. As noted above, the system is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.

    Power Contracts

         Cambridge Electric and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require that Cambridge Electric and Commonwealth Electric pay a demand charge for their capacity entitlement in each unit and an energy charge to cover the cost of fuel. Cambridge Electric and Commonwealth Electric collect a portion of their capacity-related purchased power costs associated with certain long-term power arrangements through their base rates. The recovery mechanism for these costs uses a per KWH factor which is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, Cambridge and Commonwealth Electric experience a revenue excess or shortfall. All other capacity and energy-related purchased power costs are recovered through their respective Fuel Charge.

    Power Contract Negotiations

         On May 2, 1994, Commonwealth Electric and Cambridge Electric gave notice of termination of power purchase agreements with Eastern Energy Corp. (Eastern), the developer of a proposed 300 MW coal-fired plant in New Bedford, Massachusetts. In June 1989, in order to meet rising energy requirements, Commonwealth Electric and Cambridge Electric agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. That date and later revised scheduled operating dates have not been

<PAGE 16>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    achieved, and the proposed plant has still not received the necessary permits. Efforts to reshape the Eastern power purchase agreements to provide a satisfactory arrangement were unsuccessful. The companies' actions are based on Eastern's failure to meet its contractual obligations. In a letter dated June 30, 1994, Eastern objected to the notice of termination and provided to Commonwealth Electric and Cambridge Electric written notice of arbitration and its designation of an arbitrator pursuant to the 1989 agreements. The companies responded by designating their arbitrator, and the parties are now in the process of selecting a third, neutral arbitrator through the Boston, Massachusetts office of the American Arbitration Association. An arbitrator decision on the legality of the companies' termination action is expected in 1995.

         Commonwealth Electric has filed for regulatory approval of restructured power sale agreements with two other non-utility generators that will allow Commonwealth Electric to eliminate or reduce purchased power from the units. Also, Commonwealth Electric has reached an agreement in principle on an innovative power contract with another New England utility that is expected to produce long-term customer savings beginning in 1995. This agreement will allow Commonwealth Electric to purchase peaking unit capacity during the periods when it might otherwise have incurred deficiency charges from the New England Power Pool, or have been required to purchase capacity from other regional utilities at much higher prices. This contract provides for cost-effective resources to cover power needs in a changing environment.

<PAGE 17>

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

         None

Item 3.  Defaults by the Company on its Senior Securities

         None

Item 4.  Results of Votes of Security Holders

         None

Item 5.  Other Information

         Peter H. Cressy has been elected to the System's Board of Trustees effective September 22, 1994. Dr. Cressy is currently the Chancellor of the University of Massachusetts, Dartmouth. He was formerly President of the Massachusetts Maritime Academy and a Rear Admiral in the United States Navy. Dr. Cressy is a 1963 graduate of Yale University, holds master's degrees from George Washington University and the Naval War College, an MBA from the University of Rhode Island, and a doctorate from the University of San Francisco. He fills the vacant position created by the retirement of Robert E. Siegfried, earlier this year.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Filed herewith:

         Exhibit 10 Material Contracts.

         10.3       Other Agreements.

         10.3.3.10 Twenty-Eighth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended September 15, 1992 (Filed herewith as Exhibit 1).

         10.3.3.11 Twenty-Ninth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended May 1, 1993 (Filed herewith as Exhibit 2).

         Exhibit 27 Financial Data Schedule for the nine months ended
                    September 30, 1994 (Filed herewith as Exhibit 3).

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1994.

<PAGE 18>

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


Date:  November 14, 1994