Form 10-K
COMMONWEALTH ENERGY SYSTEM
filed 1995-03-30
CIK 71304

<PAGE 1>




              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549-1004

                                 Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1994

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                              Title of Class
                                   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES [ x ] NO [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995: $427,406,076

Common Shares outstanding at March 15, 1995:  10,585,909 shares

Document Incorporated by Reference             Part in Form 10-K

Notice of 1995 Annual Meeting, Proxy State-
  ment and 1994 Financial Information, dated
  March 31, 1995 (pages as specified herein)   Parts I, II and III

            List of Exhibits begins on page 21 of this report.

<PAGE 2>


                        COMMONWEALTH ENERGY SYSTEM

                             TABLE OF CONTENTS

                                  PART I
                                                               PAGE
Item   1. Business...............................................  3
             General.............................................  3
             Electric Power Supply...............................  5
             Power Supply Commitments and Support Agreements.....  7
             Electric Fuel Supply................................  8
             Nuclear Fuel Supply and Disposal....................  8
             Gas Supply..........................................  9
             Rates, Regulation and Legislation................... 10
             Competition......................................... 13
             Segment Information................................. 14
             Environmental Matters............................... 14
             Construction and Financing.......................... 14
             Employees........................................... 14

Item  2.  Properties............................................. 14

Item  3.  Legal Proceedings...................................... 15

Item  4.  Submission of Matters to a Vote of Security Holders.... 15

                                  PART II
Item  5.  Market for the Registrant's Securities and Related
          Stockholder Matters.................................... 16

Item  6.  Selected Financial Data................................ 16

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................... 16

Item  8.  Financial Statements and Supplementary Data............ 17

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................... 17

                                 PART III
Item 10.  Trustees and Executive Officers of the Registrant...... 18

Item 11.  Executive Compensation................................. 19

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management............................................. 19

Item 13.  Certain Relationships and Related Transactions......... 19

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K............................................ 20

Signatures........................................................ 47

<PAGE 3>


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

      The five real estate subsidiaries are: Darvel Realty Trust, which is a joint-owner of the Riverfront Office Park complex in Cambridge; COM/Energy Acushnet Realty, which leases land to Hopkinton LNG Corp. (Hopkinton); COM/Energy Research Park Realty, which was organized to develop a research building in Cambridge; COM/Energy Cambridge Realty, which was organized to hold various properties; and COM/Energy Freetown Realty (Freetown), which was organized in 1986 to purchase and develop 596 acres of land in Freetown, Massachusetts. As a result of unsuccessful efforts to develop an energy park on this site, the System wrote down its investment in the Freetown project and plans to sell the property.

      Each of the operating utility subsidiaries serves retail customers except for Canal Electric Company (Canal) which operates an electric generating station located in Sandwich, Massachusetts. The station consists of two oil-fired steam electric generating units: Canal Unit 1, with a rated capacity of 569 MW, wholly-owned by Canal; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by Canal and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 is operated under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expenses. In October 1993, Canal reached an agreement with Montaup and Algonquin Gas Transmission Company to build a natural gas

<PAGE 4>


                        COMMONWEALTH ENERGY SYSTEM

pipeline that will serve Unit 2, subject to regulatory approvals. The project will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and strengthen Canal's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996.

      Electric service is furnished by Cambridge Electric Light Company (Cam-bridge Electric) and Commonwealth Electric Company (Commonwealth Electric) at retail to approximately 308,000 year-round and 49,000 seasonal customers in 41 communities in eastern Massachusetts covering 1,112 square miles and having an aggregate population of 645,000. The territory served includes the communities of Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. Cambridge Electric also sells power at wholesale to the Town of Belmont, Massachusetts.

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

      Steam, which is produced by Cambridge Electric in connection with the generation of electricity, is purchased by COM/Energy Steam and, together with its own production, is distributed to 20 customers in Cambridge and one customer (Massachusetts General Hospital) in Boston. Steam is used for space heating and other purposes. On August 17, 1993 COM/Energy Steam began providing steam service to Genzyme Corporation (Genzyme), a biotechnology company that is expected to become one of its largest customers. Genzyme's steam need for 1995 is estimated to be 83.3 million pounds, which represents approximately 5% of steam unit sales, for heating, air conditioning and testing processes. In 1996, Genzyme's annual requirement is estimated to reach approximately 175 million pounds based upon the expectation of commercial manufacturing of a biotherapeutic product in 1995.

      Industry in the territories served by system companies is highly diversified. The larger industrial customers include high-technology firms and manufacturers of such products as photographic equipment and supplies, rubber products, textiles, wire and other fastening devices, abrasives and grinding wheels, candy, copper and alloys, and chemicals. Among customers served are several major educational institutions, including Harvard University (Harvard) and the Massachusetts Institute of Technology (MIT).

      MIT has completed construction of a 19 MW natural gas-fired cogeneration facility which is expected to be in operation in 1995. MIT anticipates this cogeneration facility will meet approximately 94% of its power, heating and cooling requirements. Sales to MIT in 1994 accounted for approximately 1.8% of total unit sales. MIT and Cambridge Electric were unsuccessful in attempts to reach agreement on the cost to provide back up and supplemental service.
In March 1995, Cambridge Electric filed four rate schedules with the Massachusetts Department of Public Utilities (DPU) which, in part, seek to recover costs incurred to serve large customers such as MIT. These rates

<PAGE 5>


                        COMMONWEALTH ENERGY SYSTEM

include costs associated with providing standby, maintenance and supplemental service on an ongoing basis as well as a customer transition charge to recover other costs incurred to serve its largest customers should they discontinue service with Cambridge Electric while remaining in Cambridge.

      In March 1994, Cambridge Electric was successful in negotiating a seven-year service agreement with another large customer, Harvard, whose sales in 1994 accounted for approximately 1.6% of the System's total unit sales.

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

      System companies own generating facilities with a capability totaling 1,046.5 MW at December 31, 1994. Including 560 MW provided by Canal Unit 1, of which three-quarters (420 MW) is sold to neighboring utilities under long-term contracts, and 292.0 MW provided by Canal Unit 2. Another 145.1 MW is provided by various smaller system units. Of the 577.1 MW available to the system, 77.6 MW are used principally for peaking purposes. A 3.52% ownership interest in the Seabrook 1 nuclear power plant provides 40.5 MW of capability to the system and Central Maine Power Company's Wyman Unit 4, an oil-fired facility in which the system has a 1.4% joint-ownership interest, provides 8.9 MW. In 1991, Canal executed a transaction with Central Vermont Public Service Corporation (CVPS) whereby 50 MW of Canal Unit 2 was exchanged for 25 MW each of CVPS's entitlement in the Vermont Yankee nuclear power plant and the Merrimack 2 coal-fired unit through October 1995. Additionally, in 1993, Canal extended an agreement with New England Power Company (NEP) whereby 50 MW of Canal Unit 2 (previously 20 MW) is exchanged for 50 MW of Bear Swamp Unit Nos. 1 and 2 through April 1997. The Bear Swamp Units are pumped storage hydro electric generating facilities. These contracts are designed to reduce the system's reliance on oil.

      In addition, through Canal's equity ownership in Hydro-Quebec Phase II, the system has an entitlement of 67.9 MW. Purchase power arrangements were also in place with the following natural gas-fired cogenerating units in
Massachusetts: 23 MW from Lowell Cogeneration Company Limited Partnership (Lowell), 38 MW from Pepperell Power Associates Limited Partnership (Pepperell), 53.0 MW from Northeast Energy Associates, 59.9 MW from Masspower and 58.9 MW from Altresco Pittsfield. Additionally, the system receives 67.0 MW from the SEMASS waste-to-energy plant (which includes 20.8 MW from the expansion unit which went on-line in May 1993); has entitlements totaling 24.4 MW through contracts with five (5) hydroelectric suppliers, including 20 MW from Boott Hydropower, Inc., in Lowell, Massachusetts; and also receives 68.2 MW from a natural gas-fired independent power producer, Dartmouth Power Associates.

      The system anticipates providing for future peak load plus reserve requirements through existing system generation, including purchasing

<PAGE 6>


                        COMMONWEALTH ENERGY SYSTEM

available capacity from neighboring utilities and/or non-utility generators. Effective January 1, 1995, the system negotiated a restructured power sale agreement with Lowell and terminated the Pepperell power sale agreement through a buy-out arrangement, effective January 27, 1995.

      In addition, the system has available 140.7 MW from four nuclear units in which system distribution companies have life-of-the-unit contracts for power. Information with respect to these units is as follows:

                          Connecticut     Maine   Vermont
                             Yankee       Yankee   Yankee   Pilgrim

Year of Initial Operation      1968        1972     1972      1972
Contract Expiration Date       1998        2008     2012      2012
Equity Ownership (%)           4.50        4.00     2.50       -
Plant Entitlement (%)          4.50        3.59     2.25        11
Plant Capability (MW)         560.0       870.0    496.0     664.7
System Entitlement (MW)        25.2        31.2     11.2      73.1

       On February 26, 1992, the Yankee Atomic Electric Company (Yankee) board of directors agreed to permanently cease power operation of the Yankee nuclear power plant in Rowe, Massachusetts. For additional information, refer to Note 2(e) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

       One of the operating nuclear units, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation of the tubes well above its expectations. Maine Yankee is currently evaluating alternative courses of action to remedy this situation, most of which could result in significant capital expenditures and an extended outage period. At this time, Cambridge Electric cannot predict what action will be needed to rectify the situation, the costs to be incurred or the length of the outage. The Board of Directors of Maine Yankee will be meeting in early April 1995 to consider various options.

       On October 1, 1992, Commonwealth Electric ceased power generation at its 60 MW Cannon Street generating station located in New Bedford, Massachusetts. During the past few years, the plant had been used primarily to meet peak electric demand and as a backup unit for Commonwealth Electric and the New England Power Pool (NEPOOL). A sharp decline in electric demand brought about by the present economic slowdown was the key factor in management's decision to close the plant. This decision was viewed as the most cost-effective among several alternatives and leaves Commonwealth Electric with the most flexibility for future capacity planning.

       Cambridge Electric, Canal and Commonwealth Electric, together with other electric utility companies in the New England area, are members of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

<PAGE 7>


                        COMMONWEALTH ENERGY SYSTEM

       NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirement. This concept is accomplished by use of computers to monitor and forecast load requirements.

       NEPOOL, on behalf of its members entered into an Interconnection Agree-ment with Hydro-Quebec, a Canadian utility operating in the Province of Quebec. The agreement provided for construction of an interconnection (referred to as the Hydro-Quebec Project-Phase I and Phase II) between the electrical systems of New England and Quebec. The parties have also entered into an Energy Contract and an Energy Banking Agreement; the former obligates Hydro-Quebec to offer NEPOOL participants up to 33 million MWH of surplus energy during an eleven-year term that began September 1, 1986 and the latter provides for energy transfers between the two systems. NEPOOL has also entered into Phase II agreements for an additional purchase from Hydro-Quebec of 7 million MWH per year for a twenty-five year period which began in late 1990.

       Canal is obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $13.8 million at December 31, 1994. In addition, Canal has an equity interest in Phase II which amounted to $3.8 million in 1994 and $3.9 million in 1993.

       The System's electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the Provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

       The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 23% to 29% of peak load.

       Power Supply Commitments and Support Agreements

       Cambridge Electric and Commonwealth Electric, through Canal, secure cost savings for their respective customers by planning for bulk power supply on a single system basis. Additionally, Cambridge Electric and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. For additional information concerning system commitments under long-term power contracts, refer to Note 2(d) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

       The system's 3.52% interest in the Seabrook nuclear power plant is owned by Canal to provide for a portion of the capacity and energy needs of Cambridge Electric and Commonwealth Electric. For additional information

<PAGE 8>


                        COMMONWEALTH ENERGY SYSTEM

concerning Seabrook 1, refer to Note 2(b) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

       Electric Fuel Supply

       (a) Oil

       Imported residual oil is the fuel used in the generation of power in system generating plants, producing approximately 24% of the system's total energy requirement for 1994.

       Effective July 1, 1993, Canal executed a twenty-two month contract with Coastal Oil of New England, Inc. (Coastal) for the purchase of residual fuel oil. The contract provides for delivery of a set percentage of Canal's fuel requirement, the balance (a maximum of 20%) to be met by spot purchases or by Coastal at the discretion of Canal. Through December 31, 1994, approximately 16% of Canal's total requirements have been met by lower-cost spot purchases.

       Energy Supply and Credit Corporation (ESCO) operates Canal's oil terminal and manages the purchase, receipt and payment of oil under assignment of Canal's supply contracts to ESCO (Massachusetts), Inc. Oil in the terminal's tanks is held in inventory by ESCO and delivered upon demand to Canal's tanks.

       Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing 60 days of normal operation of the two units. During 1994, ESCO maintained an average daily inventory of 575,000 barrels of fuel oil which represents 30 days of normal operation of the two units. This supply is maintained by tanker deliveries approximately every ten to fifteen days.

       Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the cost of fuel oil.

       (b) Nuclear Fuel Supply and Disposal

       Approximately 25% of the system's total energy requirement for 1994 was generated by nuclear plants. The nuclear fuel contract and inventory informa-tion for Seabrook 1 has been furnished to the system by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 1999 by existing contracts.

       There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric generating units operating in the United States are required to retain high level wastes and spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or a monitored retrievable storage facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear all of the costs for such transportation and disposal through payment of a fee of approximately

<PAGE 9>


                        COMMONWEALTH ENERGY SYSTEM

1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a temporary storage facility for nuclear waste was anticipated to be in operation by 1998; however, a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate all spent fuel expected to be accumulated through at least the year 2010.

       Gas Supply

       In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (Order 636) which became effective on November 1, 1993. The order requires interstate pipelines to unbundle existing gas sales contracts into separate components (gas sales, transportation and storage services) and to provide transportation services that allow customers to receive the same level and quality of service they had with the previous bundled contracts. Prior to the implementation of Order 636 Commonwealth Gas purchased the majority of its gas supplies from either Tennessee Gas Pipeline Company (Tennessee) or Algonquin Gas Transmission Company (Algonquin), supplemented with third-party firm gas purchases, storage services, and firm transportation from various pipelines. Presently, Commonwealth Gas purchases only transportation, storage, and balancing services from these pipelines (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and procures all of its gas supplies from third-party vendors, utilizing firm contracts with terms ranging from less than one year to three or more years. The vendors vary from small independent marketers to major gas and oil companies. For additional information on Order 636, refer to Note 2(g) of Notes to Financial Statements filed under Item 8 of this report.

       In addition to firm transportation and gas supplies mentioned above, Commonwealth Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During 1994, over 98% of the gas utilized by Commonwealth Gas was delivered by the interstate pipeline system, the remaining small quantity (approximately 662,000 MMBTU) was delivered as liquid LNG from Distrigas of Massachusetts.

       Commonwealth Gas entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE), and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993.
Commonwealth Gas is currently awaiting an order from the DPU.

       Commonwealth Gas began transporting gas on its distribution system in 1990 for end-users. There are currently eleven customers using this transpor-tation service, accounting for 2,208 BBTU (4.5%) of system throughput in 1994.

<PAGE 10>


                        COMMONWEALTH ENERGY SYSTEM

       Hopkinton LNG Facility

       A portion of Commonwealth Gas' gas supply during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the System. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

       In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas and are filled with LNG trucked from Hopkinton.

       Commonwealth Gas has a contract for LNG service with Hopkinton ex-tending through 1996, thereafter renewable year to year with notice of termination due five years in advance. Contract payments include a demand charge sufficient to cover Hopkinton's fixed charges and an operating charge which covers liquefaction and vaporization expenses. Commonwealth Gas furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of Commonwealth Gas.

       Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, Commonwealth Gas believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

       Rates, Regulation and Legislation

       Certain of the System's utility subsidiaries operate under the jurisdiction of the DPU, which regulates retail rates, accounting, issuance of securities and other matters. In addition, Canal, Cambridge Electric and Commonwealth Electric file their respective wholesale rates with the FERC.

       (a) Most Recent Rate Case Proceedings

       Electric

       On May 28, 1993, the DPU issued an order increasing Cambridge Electric's retail revenues by approximately $7.2 million, or 6.4%. The rates, based on a June 30, 1992 test-year and effective June 1, 1993, provide an overall return of 9.95%, including an equity return of 11% and represented approximately 70% of the amount requested. The new rates reflect the costs associated with postretirement benefits other than pensions which were determined in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted as of January 1, 1993. The DPU authorized full recovery of these costs over a four-year phase-in period with carrying costs on the deferred portion. The new base rates also reflect the roll-in of costs associated with the Seabrook nuclear power plant which are billed to Cambridge Electric by Canal. Previously these costs were recovered through Cambridge Electric's Fuel Charge decimal.

<PAGE 11>


                        COMMONWEALTH ENERGY SYSTEM

       On July 1, 1991, the DPU issued an order increasing Commonwealth Elec-tric's retail electric revenues by $10.9 million, or 3.1%. The requested increase was $17.3 million. The order, based on a June 30, 1990 test-year, provided an overall return of 10.49%, including a return on equity of 12%.

       Gas

       On April 16, 1991, Commonwealth Gas requested a $27.7 million (11.3%) revenue increase in a filing with the DPU using a test-year ended December 31, 1990. On September 16, 1991, the DPU approved a settlement of the revenue requirements portion of the filing authorizing a $22.8 million increase in annual revenues, approximately 82% of the original request. The agreement included a return on equity, for accounting purposes, of 13%. The DPU later ruled on the rate design portion of the request and new rates went into effect on November 1, 1991.

       In May 1994, Commonwealth Gas requested the DPU to change the backup service charges under its firm transportation rate. Back up charges result when Commonwealth Gas sells gas from its system supplies to a customer whose off-system gas supply has failed or is temporarily unavailable for causes beyond the customer's control. The change involved an upward indexing based on changes in the gas supply demand costs occasioned by Order 636. On December 22, 1994, the DPU approved Commonwealth Gas' requested change effective January 1, 1995. This change, which has no effect on revenue, results in a more equitable recovery of pipeline capacity costs between Commonwealth Gas' total requirements and transportation customers.

       (b) Wholesale Rate Proceedings

       Cambridge Electric requires FERC approval to increase its wholesale rates to the Town of Belmont, Massachusetts (Belmont), a "partial requirements" customer since 1986. These rates include a fuel adjustment clause which reflects changes in costs of fuels and purchased power used to supply Belmont.

       During March of 1993, Cambridge Electric and Belmont signed a net requirements power supply agreement, the terms and conditions of which required Belmont to pay for all costs except transmission fees which Cambridge Electric and Belmont attempted to negotiate. The negotiations were not successful and Cambridge Electric filed for approval of transmission rates with the FERC on June 29, 1994. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing and the proposed transmission rates charged to Belmont. Cambridge Electric filed its case with the FERC on October 25, 1994 and hearings are scheduled to begin during the second quarter of 1995.

       (c) Automatic Adjustment Clauses

           Electric

       Both Commonwealth Electric and Cambridge Electric have Fuel Charge rate schedules which generally allow for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs.

<PAGE 12>


                        COMMONWEALTH ENERGY SYSTEM

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

       Cambridge Electric and Commonwealth Electric collect a portion of the capacity-related purchased power costs associated with certain long-term power arrangements through base rates. The recovery mechanism for these costs uses a per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, Cambridge Electric and Commonwealth Electric experience a revenue excess or shortfall which can have a significant impact on net income. All other capacity and energy-related purchased power costs are recovered through the Fuel Charge. Cambridge Electric and Commonwealth Electric made a filing in late 1992 with the DPU seeking an alternative method of recovery. This request was denied in a letter order issued on October 6, 1993. However, the companies were encouraged by the DPU's acknowledgement that the issues presented warrant further consideration. The DPU encouraged each company to continue to work with other interested parties, including the Attorney General of Massachusetts, to reach a consensus solution on the issue for future consideration. The companies have been involved in discussions with interested parties in an effort to resolve this issue in a positive fashion and hope to reach an agreement in the near future.

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

       The DPU and the Massachusetts Energy Facilities Siting Council (the Council) were merged in 1992. The Council is now a division of the DPU. Periodically, Commonwealth Gas is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the Council. To approve a long-range forecast, the Council must find, among other things, that Commonwealth Gas plans for construction of new gas manufacturing or storage facilities and certain high-pressure gas pipelines are consistent with current health, environmental protection, and resource use and development policies as adopted by the Commonwealth of

<PAGE 13>


                        COMMONWEALTH ENERGY SYSTEM

Massachusetts. Commonwealth Gas filed a long-range forecast with the Council on July 20, 1990 and updated aspects of the filing in March 1991. This forecast was combined with the DPU review of the ANE contract. Both issues are pending before the DPU.

       (d) Gas Demand, Take-or-Pay Costs and Transition Costs

       Commonwealth Gas is obligated, as part of its pipeline transportation and supplier gas purchase contracts, to pay monthly demand charges which are recovered through the CGA.

       In June 1991, Tennessee filed a settlement with the FERC dealing with a variety of contract restructuring issues, including the allocation of take-or-pay costs to Tennessee's customers including Commonwealth Gas. This comprehensive settlement was approved and implemented on July 1, 1992. As part of the settlement, the allocation of take-or-pay costs was changed from a deficiency basis to a contract demand basis which increased Commonwealth Gas' allocation. There are still some small on-going amounts of take-or-pay costs being collected by the pipeline, however, Tennessee has nearly reached the cap of allowable collections under the settlement.

       Algonquin made a series of filings with the FERC to recover from its customers take-or-pay charges imposed on it by its upstream suppliers. Algonquin billed Commonwealth Gas for gas supply inventory charges from Texas Eastern and others through the Algonquin commodity rate. With the implementation of Order 636, Algonquin allocated the remaining costs utilizing a formula based on actual purchases for the twelve months prior to May 1, 1993. Commonwealth Gas' allocation was in excess of $5 million. Commonwealth Gas successfully appealed Algonquin's allocation method to the FERC. The change in allocation, combined with issues being settled in Algonquin's current rate case will reduce Commonwealth Gas' allocated share to $2.5 million. In addition, a settlement was reached with Koch Gateway Pipeline (formerly the United Gas Pipeline) whereby Commonwealth Gas received approximately $2 million in refunds for take-or-pay costs allocated through Texas Eastern and Algonquin since 1985. This amount is currently being refunded to firm customers through the CGA.

       Commonwealth Gas is collecting all contract restructuring costs from its customers through the CGA as permitted by the DPU.

       Competition

       This past year, the system continued to develop and implement strategies to deal with the increasingly competitive environment in our gas and electric businesses. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvan-tageas more customers begin to explore alternative supply options. Many state and federal government agencies are considering implementing programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive rate-making and in February 1995 opened an investigation into electric industry restructuring.

<PAGE 14>


                        COMMONWEALTH ENERGY SYSTEM

       Actions by system companies in response to the new competitive challenges have been well received by regulators, business groups and customers. For a more detailed discussion of competition and the programs currently in place within the system, refer to the "Competition" section of Management's Discussion and Analysis of Financial Condition and Results of Operation filed under Item 7 of this report.

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

       Reference is made to additional industry segment information in Note 10 of Notes to Consolidated Financial Statements filed under Item 8 of this re-port.

       Environmental Matters

       The system is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. System compliance with these laws and regulations will require capital expenditures of $41.8 million from 1995 through 1999 for the electric and gas divisions.

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

       Employees

       The total number of full-time employees for the system declined 2.2% to 2,169 in 1994 from 2,217 employees at year-end 1993. Of the current total, 1,282 (59%) are represented by various collective bargaining units. Existing agreements are for varying periods and expire in 1995 and thereafter.
Employee relations have generally been satisfactory.

Item 2. Properties

        The system's principal electric properties consist of Canal Unit 1, a 569 MW oil-fired steam electric generating unit, and its one-half ownership in Canal Unit 2, a 580 MW oil-fired steam electric generating unit, both located

<PAGE 15>


                        COMMONWEALTH ENERGY SYSTEM

at Canal Electric's facility in Sandwich, Massachusetts. Other electric properties include an integrated system of distribution lines and substations together with Commonwealth Electric's 60 MW steam electric generating station located in New Bedford, Massachusetts which ceased operations in October 1992 and was abandoned in 1993.

        Cambridge Electric has two steam electric generating stations with a net capability of 76.5 MW located in Cambridge, Massachusetts. In addition, the system has a 3.52% interest (40.5 MW of capacity) in Seabrook 1 and a 1.4% or 8.9 MW joint-ownership interest in Central Maine Power Company's Wyman Unit
4. The system also has an interest in smaller generating units totaling 77.6 MW used primarily for peaking and emergency purposes. In addition, the system's other principal properties consist of an electric division office building in Wareham, Massachusetts and other structures such as garages and service buildings.

        At December 31, 1994, the electric transmission and distribution system consisted of 5,790 pole miles of overhead lines, 4,192 cable miles of underground line, 355 substations and 374,055 active customer meters.

        The principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1994, the gas system included 2,761 miles of gas distribution lines, 162,971 services and 239,302 customer meters together with the necessary measuring and regulating equipment. In addition, the system owns a liquefaction and vaporization plant, a satellite vaporization plant and above-ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 million MCF of natural gas. The system's gas division owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and several natural gas receiving and take stations.

Item 3. Legal Proceedings

        The system is subject to legal claims and matters arising from its course of business, including its participation in power contract arbitrations as discussed in the "Power Contract Arbitrations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

        None

<PAGE 16>


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

                                1994 by Quarter
                     First     Second     Third    Fourth
           High      $45 1/2   $43 3/4    $40 3/4  $38 3/4
           Low        42 7/8    39 1/2     37 1/2   35 3/8

                                1993 by Quarter
                     First     Second     Third    Fourth
           High      $48 7/8   $48 5/8    $50 1/8  $49 3/4
           Low        40 1/2    43 3/8     46 3/4   43

   (b)   Number of Shareholders at December 31, 1994

         15,081 shareholders

   (c)   Frequency and Amount of Dividends Declared in 1994 and 1993

                    1994                           1993
                                Per                             Per
                               Share                           Share
         Declaration Date     Amount    Declaration Date      Amount
         March 24, 1994       $ .75     March 25, 1993        $ .73
         June 23, 1994          .75     June 24, 1993           .73
         September 22, 1994     .75     September 23, 1993      .73
         December 15, 1994      .75     December 16, 1993       .73
                              $3.00                           $2.92

   (d) Future dividends may vary depending upon the System's earnings and capital requirements as well as financial and other conditions existing at that time.

Item 6.  Selected Financial Data

   Information required by this item is incorporated herein by reference to Exhibit A to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995, page 58.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Information required by this item is incorporated herein by reference to Exhibit A to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995, pages 20 through 35.

<PAGE 17>


                        COMMONWEALTH ENERGY SYSTEM

Item 8.  Financial Statements and Supplementary Data

   The following consolidated financial statements and supplementary data of the System and its subsidiaries are incorporated herein by reference to Exhibit A to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995 on pages 35 through 58.

                                                        Proxy Page
                                                        Reference

Management's Report                                        35

Report of Independent Public Accountants                   36

Consolidated Balance Sheets - At
December 31, 1994 and 1993                                37/38

Consolidated Statements of Income - Years Ended
December 31, 1994, 1993 and 1992                           39

Consolidated Statements of Cash Flows - Years Ended
December 31, 1994, 1993 and 1992                           40

Consolidated Statements of Capitalization - At
December 31, 1994 and 1993                                 41

Consolidated Statements of Changes in Common
Shareholders' Investment and in Redeemable
Preferred Shares - Years Ended
December 31, 1994, 1993 and 1992                           42

Notes to Consolidated Financial Statements                43/57

Quarterly Information pertaining to the results of
operations for the years ended December 31, 1994 and 1993   58


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None

<PAGE 18>


                        COMMONWEALTH ENERGY SYSTEM

                                 PART III.

Item 10. Trustees and Executive Officers of the Registrant

a. Trustees of the Registrant:

   Information required by this item is incorporated herein by reference to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995, pages 3-6.

b. Executive Officers of the Registrant:
                                                                  Age at
                                                                 December
Name of Officer        Position and Business Experience          31, 1994

William G. Poist       President, Chief Executive Officer and        61
                       Trustee of the System and Chairman and
                       Chief Executive Officer of its principal subsidiary companies since January 1,
                       1992; Vice President of the System and
                       COM/Energy Services Company* effective
                       September 1, 1991; President and Chief
                       Operating Officer of Commonwealth Gas
                       Company* from 1983 to 1991 and Hopkinton
                       LNG Corp.* from 1985 to 1991.

James D. Rappoli       Financial Vice President and Treasurer of     43
                       the System and its subsidiary companies
                       effective March 1, 1993; Treasurer of System subsidiary companies 1990; Assistant Treas-urer of System subsidiary companies 1989.

Russell D. Wright      President and Chief Operating Officer of      48
                       Cambridge Electric Light Company*, Canal
                       Electric Company*, COM/Energy Steam Company*, and Commonwealth Electric Company* effective
                       March 1, 1993; Financial Vice President and
                       Treasurer of the System and Financial Vice
                       President of its subsidiary companies
                       (July 1987 to March 1993); Treasurer of
                       System subsidiary companies (December 1989 to December 1990), Assistant Vice President-
                       Finance of System subsidiary companies 1986.

Kenneth M. Margossian  President and Chief Operating Officer of      46
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

<PAGE 19>


                        COMMONWEALTH ENERGY SYSTEM

b. Executive officers of the Registrant (Continued):

                                                                  Age at
                                                                 December
Name of Officer        Position and Business Experience          31, 1994

Michael P. Sullivan    Vice President, Secretary, and                46
                       General Counsel of the System
                       and subsidiary companies (effective
                       June 1993); Vice President, Secretary,
                       and General Attorney of the System and
                       subsidiary companies since 1981.

John A. Whalen         Comptroller of the System and subsidiary      47
                       companies since 1978.

    The term of office for System officers expires May 4, 1995, the date of the next Annual Organizational Meeting.

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

Item 11.  Executive Compensation

    Information required by this item is incorporated herein by reference to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Informa-tion dated March 31, 1995, pages 6-11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information required by this item is incorporated herein by reference to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Inform-ation dated March 31, 1995, pages 3-6.

Item 13.  Certain Relationships and Related Transactions

    Information required by this item is incorporated herein by reference to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Inform-ation dated March 31, 1995, pages 3-6.

<PAGE 20>


                        COMMONWEALTH ENERGY SYSTEM

                                 PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Index to Financial Statements

     Consolidated financial statements and notes thereto of Commonwealth Energy System and Subsidiary Companies together with the Report of Independent Public Accountants, as detailed on page 17 in Item 8 of this Form 10-K, have been incorporated herein by reference to Exhibit A to the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995.

(a)  2. Index to Financial Statement Schedules

            Commonwealth Energy System and Subsidiary Companies

     Filed herewith at page(s) indicated -

     Report of Independent Public Accountants on Schedules (page 42).

     Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1994, 1993 and 1992 (pages 43-45).

     Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1994, 1993 and 1992 (page 46).

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

     Form 11-K, Annual Reports of Employee Stock Purchases, Savings and Similar Plans

     Pursuant to Rule 15(d)-21 of the Securities and Exchange Act of 1934, the information, financial statements and exhibits required by Form 11-K with respect to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies will be filed as an amendment to this report under cover of Form 10-K/A no later than May 1, 1995.

(a)  3. Exhibits:
                            Notes to Exhibits -

  a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

<PAGE 21>


                        COMMONWEALTH ENERGY SYSTEM

  b. During 1981, New Bedford Gas and Edison Light Company sold its gas business and properties to Commonwealth Gas Company and changed its corporate name to Commonwealth Electric Company.

  c. The following is a glossary of Commonwealth Energy System and subsid-iary companies' acronyms that are used throughout the following Exhibit
      Index:

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

                               Exhibit Index

Exhibit 3. Declaration of Trust

                  Commonwealth Energy System (Registrant)

  3.1.1 Declaration of Trust of CES dated December 31, 1926, as amended by vote of the shareholders and trustees May 5, 1994 (Exhibit 1 to the CES Form S-3 (September 1994), File No. 1-7316).

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

                     Cambridge Electric Light Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.2.1 Original Indenture on Form S-1 (April, 1949) (Exhibit 7(a), File No. 2-7909)

  4.2.2   Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-7909)

  4.2.3   Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-
          7909)

  4.2.4   Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No. 2-
          7909)

<PAGE 22>


                        COMMONWEALTH ENERGY SYSTEM

                  Subsidiary Companies of the Registrant

  4.2.5 Seventh Supplemental on Form 10-Q (June 1992), (Exhibit 1, File No 2-7909).

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

  4.3.4 Third Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 3 to 1990 Form 10-K, File No. 2-30057).

  4.3.5 Fourth Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 4 to 1990 Form 10-K, File No. 2-30057).

                         Commonwealth Gas Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.4.1 Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No. 2-7820)

  4.4.2   Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
          1647)

  4.4.3   Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
          2-1647)

  4.4.4 Eighteenth Supplemental on Form 10-Q (March 1994) (Exhibit 1, File No. 2-1647).

Exhibit 10. Material Contracts

10.1      Power contracts.

10.1.1 Power contracts between CEC (Unit 1) and NBGEL and CEL dated December 1, 1965 (Exhibit 13(a)(1-4) to the CEC Form S-1, File No. 2-30057).

<PAGE 23>


                        COMMONWEALTH ENERGY SYSTEM

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

10.1.5.1 First Amendment dated June 1, 1972 (Section 7) and Second Amendment dated April 15, 1983 (decommissioning financing) to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No. 2-
         7909).

10.1.5.2 Third Amendment dated April 1, 1985 and Fourth Amendment dated June 1, 1985 to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1986), File No. 2-7909).

10.1.5.3 Fifth and Sixth Amendments to 10.1.5 dated February 1, 1968, both as amended May 6, 1988 (Exhibit 1 to the CEL Form 10-Q (June 1988), File No. 2-7909).

<PAGE 24>


                        COMMONWEALTH ENERGY SYSTEM

10.1.5.4 Seventh Amendment to 10.1.5 dated February 1, 1968, as amended June 15, 1989 (Exhibit 2 to the CEL Form 10-Q (September 1989), File No. 2-7909).

10.1.5.5 Additional Power Contract dated February 1, 1984 between CEL and VYNPC providing for decommissioning financing and contract extension (Refiled as Exhibit 1 to CEL 1993 Form 10-K, File No. 2-7909).

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

<PAGE 25>


                        COMMONWEALTH ENERGY SYSTEM

10.1.8.2 Sixth through Eleventh Amendments to 10.1.8 as amended April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.8.3 Twelfth through Fourteenth Amendments to 10.1.8 as amended May 16, 1980, December 31, 1980 and June 1, 1982, respectively (Filed as Exhibits 1, 2, and 3 to the CE 1992 Form 10-K, File No. 2-7749).

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

10.1.11.1 First Amendment to 10.1.11 as amended March 8, 1985 (Exhibit 2 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.11.2 Second through Fifth Amendments to 10.1.11 as amended May 20, 1985, June 18, 1985, January 2, 1986 and November 12, 1987, respectively (Exhibit 4 to the CEC 1987 Form 10-K, File No. 2-30057).

<PAGE 26>


                        COMMONWEALTH ENERGY SYSTEM

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

10.1.14 Agreement to transfer ownership, construction and operational interest in the Seabrook Units 1 and 2 from CE to CEC dated January 2, 1981 (Refiled as Exhibit 3 to the 1991 CE Form 10-K, File No. 2-
          7749).

10.1.15 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC 1986 Form 10-K, File No. 2-30057).

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

<PAGE 27>


                        COMMONWEALTH ENERGY SYSTEM

10.1.20 Capacity Acquisition Agreement between CEC,CEL and CE dated September 25, 1980 (Refiled as Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.20.1 Supplement to 10.1.20 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

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

<PAGE 28>


                        COMMONWEALTH ENERGY SYSTEM

10.1.23 Power Purchase Agreement between Weweantic Hydro Associates and CE for the purchase of available hydro-electric energy produced by a facility located in Wareham, Massachusetts, dated December 13, 1982 (Exhibit 1 to the CE 1983 Form 10-K, File No. 2-7749).

10.1.23.1 Power Purchase Agreement (Revised) between Weweantic Hydro Associ-ates and Commonwealth Electric (CE) for the purchase of available hydro-electric energy produced by a facility located in Wareham, MA, originally dated December 13, 1982, revised and dated March 12, 1993 (Exhibit 1 to the CE Form 10-Q (June 1993), File No. 2-7749).

10.1.24 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.25   Power Purchase Agreement between Corporation Investments, Inc.
          (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

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

<PAGE 29>


                        COMMONWEALTH ENERGY SYSTEM

10.1.30 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.31 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP), BECO and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

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

<PAGE 30>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 31>


                        COMMONWEALTH ENERGY SYSTEM

10.1.40.1 System Sales Agreement by CVPS, as seller, and CE, as buyer, dated September 15, 1984 (Exhibit 9 to the CE 1984 Form 10-K, File No. 2-
          7749).

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

<PAGE 32>


                        COMMONWEALTH ENERGY SYSTEM

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

10.1.48.4 Amendment to 10.1.48.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.49 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to CE Form 10-Q (September 1991) File No. 2-7749).

<PAGE 33>


                        COMMONWEALTH ENERGY SYSTEM

10.1.49.1 First Amendment, dated November 24, 1992, to Exchange of Power Agreement between Montaup Electric Company and Commonwealth Electric Company (CE) dated January 17, 1991 (Exhibit 1 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.50 System Power Exchange Agreement by and between Commonwealth Electric Company (CE) and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (March 1992), File No. 2-7749).

10.1.50.1 First Amendment, dated September 8, 1992, to System Power Exchange Agreement by and between Commonwealth Electric Company (CE) and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (September 1992), File No. 2-7749).

10.1.50.2 Second Amendment, dated March 2, 1993, to System Power Exchange Agreement by and between CE and New England Power Company (NEP) dated January 16, 1992 (Exhibit 2 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.51 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between Commonwealth Electric (CE) (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June 1992), File No. 2-7749).

10.1.52 Power Exchange Contract, dated March 24, 1993, between NEP and Canal Electric Company (Canal) for an exchange of unit capacity in which NEP will purchase 20 MW of Canal Unit 2 capacity in exchange for Canal's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of Canal's Unit 2 capacity in exchange for Canal's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to Canal's Form 10-Q (March 1993) File No. 2-30057).

10.1.53 Power Purchase Agreement by and between Masspower (seller) and Com-monwealth Electric Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogen-eration facility, dated February 14, 1992 (Exhibit 1 to Common-wealth Electric's Form 10-Q (September 1993), File No. 2-7749).

10.1.54 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and Commonwealth Electric Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 2 to Commonwealth Electric's Form 10-Q (September 1993), File No. 2-
          7749).

10.1.54.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., Cambridge Electric Light Company, Commonwealth Electric Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to Commonwealth Electric's Form 10-Q (September 1993), File No 2-
          7749).

<PAGE 34>


                        COMMONWEALTH ENERGY SYSTEM

10.1.54.2 Power Sale Agreement by and between Altresco Pittsfield, L. P. (seller) and Cambridge Electric Light Company (Cambridge Electric) (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 1 to Cambridge Electric's Form 10-Q (September 1993), File No. 2-7909).

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

10.2.4 Service Agreement Applicable to Rate Schedule F-3 between AGT and CG for the purchase of certain quantities of natural gas acquired by AGT from National Fuel Gas Supply Corporation, dated April 11, 1985 (Exhibit 3 to the CG Form 10-Q (March 1987), File No. 1-1647).

10.2.5 Service Agreement Applicable to Rate Schedule F-4 between AGT and CG for the purchase of certain quantities of natural gas acquired by AGT from Texas Eastern Transmission Company, dated December 26, 1985 (Exhibit 4 to the CG Form 10-Q (March 1987), File No. 2-1647).

10.2.6 Gas Service Contract between HOPCO and NBGEL for the performance of liquefaction, storage and vaporization service and the operation and maintenance of an LNG facility located at Acushnet, MA dated September 1, 1971 (Exhibit 8 to the CG 1984 Form 10-K, File No. 2-
          1647).

10.2.6.1 Gas Service Contract between HOPCO and CG for the performance of liquefaction, storage and vaporization services and the operation of LNG facilities located in Hopkinton, MA dated September 1, 1971 (Exhibit 9 to the CG 1984 Form 10-K, File No. 2-1647).

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

<PAGE 35>


                        COMMONWEALTH ENERGY SYSTEM

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

10.2.8 Firm Storage Service Transportation Contract by and between TGP and CG providing for firm transportation of natural gas from CGT, dated December 15, 1985 (Exhibit 1 to the CG 1985 Form 10-K, File No. 2-
          1647).

10.2.9 Agency Agreement for Certain Transportation Arrangements by and between CG and Citizens Resources Corporation (CRC) whereby CRC arranges for a third party transportation of natural gas acquired by CG, dated April 14, 1986 (Exhibit 1 to the CG Form 10-Q (June
          1986), File No. 2-1647).

10.2.9.1 Natural Gas Sales Agreement between CG and CRC, dated April 14, 1986 (Exhibit 2 to CG Form 10-Q (June 1986), File No. 2-1647).

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

<PAGE 36>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 37>


                        COMMONWEALTH ENERGY SYSTEM

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

10.2.35 Gas Storage Agreement between Steuben Gas Storage Company (Steuben) and CG (customer) for the storage and delivery of customer's natural gas to and from underground gas storage facilities, dated May 23, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (June 1989), File No. 2-1647).

<PAGE 38>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 39>


                        COMMONWEALTH ENERGY SYSTEM

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

10.3.2.1 First Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective October 1, 1994. (Exhibit 1 to CES Form S-8 (January 1995), File No. 1-7316).

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

10.3.3.3 Twenty-first Amendment to 10.3.3 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.3.3.4 Twenty-second Amendment to 10.3.3 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-7316).

<PAGE 40>


                        COMMONWEALTH ENERGY SYSTEM

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

10.3.3.6 Twenty-fourth Amendment to 10.3.3 as amended March 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.7 Twenty-fifth Amendment to 10.3.3. as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.3.3.8 Twenty-sixth Agreement to 10.3.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.9 Twenty-seventh Agreement to 10.3.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316)

10.3.3.10 Twenty-eighth Agreement to 10.3.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316)

10.3.3.11 Twenty-ninth Agreement to 10.3.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316)

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

<PAGE 41>


                        COMMONWEALTH ENERGY SYSTEM

10.3.8 Stock Purchase Agreement by and among Texas Eastern Corporation (purchaser) and Eastern Gas and Fuel Associates, Commonwealth Energy System and Providence Energy Corporation (sellers) for the purchase and sale of ownership interests in Algonquin Energy, Inc., dated June 10, 1986 (Exhibit 1 to the CEC Form 10-Q (June
            1986), File No. 1-7316).

Exhibit 21. Subsidiaries of the Registrant

           Incorporated by reference to Exhibit 2 (page 101) to the System's 1988 Annual Report on Form 10-K, File No. 1-7316.

Exhibit 22. Published Report Regarding Matters Submitted to Vote of Security
            Holders.

           Filed herewith as Exhibit 1 is the Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995.

Exhibit 27. Financial Data Schedule

           Filed herewith as Exhibit 2 is the Financial Data Schedule for the twelve months ended December 31, 1994.

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1994.

<PAGE 42>


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Commonwealth Energy System:


    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Energy System appearing in Exhibit A to the proxy statement for the 1995 annual meeting of shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 21, 1995. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP
                                        Arthur Andersen LLP

Boston, Massachusetts
February 21, 1995

<PAGE 43>

                                                                                                       SCHEDULE I
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                  INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                         FOR THE YEAR ENDED DECEMBER 31, 1994
                                                (Dollars in Thousands)
                                          Balance at                                         Balance at
                                      Beginning of Year     Additions      Deductions        End of Year
                                     Number               Equity                        Number                Notes
                                       of                  in     Other   Distribution    of                Receivable
                                     Shares  Investment  Earnings  (B)    of Earnings   Shares   Investment     (A)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Company  346 600 $ 43 674    $ 6 242  $   -    $ 6 132      346 600  $ 43 784    $   410
   COM/Energy Steam Company           25 500    3 321      1 976      -      1 187       25 500     4 110        105
   Canal Electric Company          1 523 200   94 552     14 158      -     10 662    1 523 200    98 048      9 350
   Commonwealth Gas Company        2 857 000  107 004     13 568      -     14 571    2 857 000   106 001      2 935
   Darvel Realty Trust                    26      759        111      -        -             26       870        -
   COM/Energy Freetown Realty              1  (18 832)      (335)  25 000      -              1     5 833        360
   COM/Energy Research Park Realty         1    1 045        296      -        455            1       886        -
   COM/Energy Cambridge Realty             1       74        (17)     -        -              1        57        -
   COM/Energy Acushnet Realty              1      558         66      -        100            1       524        -
   COM/Energy Services Company         3 250      337         49      -         49        3 250       337        -
   Commonwealth Electric Company   2 043 972  163 329     16 073      -     15 841    2 043 972   163 561        200
   Hopkinton LNG Corp.                 5 000    4 019        548      -        674        5 000     3 893        -
                                             $399 840    $52 735  $25 000  $49 671               $427 904    $13 360

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies   52 454 $  9 660    $ 1 242  $   -    $ 1 084       52 454  $  9 818
   Hydro-Quebec Phase II             137 442    3 861        508      -        567      137 442     3 802
   Other Investments                     -         28        -        -        -            -          28
                                             $ 13 549    $ 1 750  $   -    $ 1 651               $ 13 648

NOTES: (A) Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
       (B) Additional investment.

<PAGE 44>

                                                                                                       SCHEDULE I
                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                  INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                         FOR THE YEAR ENDED DECEMBER 31, 1993
                                                (Dollars in Thousands)
                                          Balance at                                         Balance at
                                      Beginning of Year     Additions      Deductions        End of Year
                                     Number               Equity                        Number                Notes
                                       of                  in     Other   Distribution    of                Receivable
                                     Shares  Investment  Earnings  (B)    of Earnings   Shares   Investment     (A)
SUBSIDIARIES CONSOLIDATED:
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

NOTES: (A) Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
       (B) Additional investment.

<PAGE 45>

                                                                                                    SCHEDULE I

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

NOTES: (A)  Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
       (B)  Additional investment.

<PAGE 46>


SCHEDULE II

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                     VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                          (Dollars in Thousands)


                                     Additions
                  Balance at  Provision                Deductions  Balance
                  Beginning   Charged to                Accounts   at End
Description        of Year    Operations  Recoveries   Written Off of Year


                                    Year Ended December 31, 1994

Allowance for
  Doubtful Accounts  $7 761    $ 9 396      $2 138       $11 339   $7 956


                                    Year Ended December 31, 1993

Allowance for
  Doubtful Accounts  $6 861    $ 9 468      $2 142       $10 710   $7 761


                                    Year Ended December 31, 1992

Allowance for
  Doubtful Accounts  $5 233    $12 082      $1 918       $12 372   $6 861

<PAGE 47>


                        COMMONWEALTH ENERGY SYSTEM

                   FORM 10-K          DECEMBER 31, 1994

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

Principal Executive Officer:

WILLIAM G. POIST                                 March 23, 1995
William G. Poist,
President and Chief Executive Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                 March 23, 1995
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                   March 23, 1995
John A. Whalen,
Comptroller

A majority of the Board of Trustees:

SINCLAIR WEEKS, JR.                              March 23, 1995
Sinclair Weeks, Jr., Chairman of
    the Board

SHELDON A. BUCKLER                               March 23, 1995
Sheldon A. Buckler, Trustee

PETER H. CRESSY                                  March 23, 1995
Peter H. Cressy, Trustee

HENRY DORMITZER                                  March 23, 1995
Henry Dormitzer, Trustee

<PAGE 48>


                        COMMONWEALTH ENERGY SYSTEM

                   FORM 10-K          DECEMBER 31, 1994

                                SIGNATURES
                                (Continued)


B. L. FRANCIS                                    March 23, 1995
Betty L. Francis, Trustee

FRANKLIN M. HUNDLEY                              March 23, 1995
Franklin M. Hundley, Trustee

WILLIAM J. O'BRIEN,                              March 23, 1995
William J. O'Brien, Trustee

WILLIAM G. POIST                                 March 23, 1995
William G. Poist, Trustee

                                                 March   , 1995
Gerald L. Wilson, Trustee

<PAGE 49>



                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




   As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 21, 1995 included in Exhibit A to the proxy statement for the 1995 annual meeting of shareholders and the incorporation of our reports included and incorporated by reference in this Form 10-K into the System's previously filed Registration Statements on Form S-8 File No. 33-57467 and on Form S-3 File No. 33-55593.
It should be noted that we have not audited any financial statements of the System subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.


                                           ARTHUR ANDERSEN LLP
                                           Arthur Andersen LLP

Boston, Massachusetts
March 30, 1995