Form 10-K/A
period 1994-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1995-04-28
CIK 71304

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995: $427,406,076

Common Shares outstanding at March 15, 1995:  10,585,909 shares

Document Incorporated by Reference               Part in Form 10-K

Notice of 1995 Annual Meeting, Proxy State-
  ment and 1994 Financial Information, dated
  March 31, 1995 (pages as specified herein)     Parts I, II and III

<PAGE 2>





                          COMMONWEALTH ENERGY SYSTEM


    The undersigned registrant hereby amends the following item of its Annual Report for 1994 on Form 10-K as set forth on page 3.


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








                                                   COMMONWEALTH ENERGY SYSTEM
                                                          (Registrant)


                                              By   JOHN A. WHALEN
                                                   John A. Whalen,
                                                   Comptroller

Date:  April 28, 1995

<PAGE 3>

                INFORMATION REQUIRED BY FORM 11-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 1994


A.  Full title of plan:

         Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (hereinafter referred to as the "Plan").

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

         Commonwealth Energy System
         One Main Street
         Cambridge, Massachusetts 02142-9150


Item 1.  Financial Statements and Exhibits

(a) Financial Statements and Schedules attached hereto:            Page

      Report of Independent Public Accountants                       4

      Statements of Financial Position at
        December 31, 1994 and 1993                                 5 - 10

      Statements of Income and Changes in Participants' Equity
        for the Years Ended December 31, 1994, 1993 and 1992      11 - 19

      Notes to Financial Statements                               20 - 28

      Schedule I,    Investments                                  29 - 32

      Schedule II,   Allocation of Plan Assets and
                     Liabilities to Investment Programs         Not Required

      Schedule III,  Allocation of Plan Income and Changes
                     in Plan Equity to Investment Programs      Not Required

      Schedule IV,   Reportable Transactions                         33

(b) Exhibits filed herewith:

      None

<PAGE 4>


                       Report of Independent Public Accountants

    To the Savings Plan Board of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies:

    We have audited the accompanying statements of financial position of the EMPLOYEES SAVINGS PLAN OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES as of December 31, 1994 and 1993, and the related statements of income and changes in participants' equity for each of the three years in the period ended December 31, 1994. These financial statements and schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as of December 31, 1994 and 1993, and its income and changes in participants' equity for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules I and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of financial position and the statement of changes in participants' equity is presented for purposes of additional analysis rather than to present the financial position and changes in participants' equity of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                    ARTHUR ANDERSEN LLP
                                                    Arthur Andersen LLP

Boston, Massachusetts
April 21, 1995

<PAGE 5>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1994
                                 (Page 1 of 3)


                                                Commonwealth      Vanguard
                                                Energy System   Money Market
                                                Common Share   Reserves-Prime
                                     Total           Fund         Portfolio

INVESTMENTS, at quoted market
  value (Schedule I):

  Common Shares of
    Commonwealth Energy System   $ 62 506 428    $62 506 428    $     -
  Mutual funds                    109 695 942        157 791     26 681 528
                                  172 202 370     62 664 219     26 681 528


OTHER ASSETS:

  Loans to participants             8 661 719          -              -
  Receivables -
    Loan repayments                    93 194         28 439         22 163
    Interest                            4 029          2 339          1 690
    Contributions                     296 871         95 080         45 974
                                    9 055 813        125 858         69 827


PARTICIPANTS' EQUITY             $181 258 183    $62 790 077    $26 751 355

<PAGE 6>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1994
                                 (Page 2 of 3)


                                                  Vanguard
                                                Fixed Income
                                               Securities Fund-
                                    Vanguard      Short-Term     Vanguard
                                   Windsor II     Corporate      Wellington
                                      Fund        Portfolio         Fund


INVESTMENTS, at quoted market
  value (Schedule I):

  Common Shares of
    Commonwealth Energy System    $     -         $     -        $     -
  Mutual funds                     48 646 331       4 886 306     21 042 454
                                   48 646 331       4 886 306     21 042 454


OTHER ASSETS:

  Loans to participants                 -               -              -
  Receivables -
    Loan repayments                    23 399           2 699         12 701
    Interest                            -               -              -
    Contributions                      81 160           7 888         48 709
                                      104 559          10 587         61 410


PARTICIPANTS' EQUITY              $48 750 890     $ 4 896 893    $21 103 864

<PAGE 7>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1994
                                 (Page 3 of 3)


                                                   Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended
                                     Growth         Market        Loan
                                    Portfolio      Portfolio      Fund

INVESTMENTS, at quoted market
  value (Schedule I):

  Common Shares of
    Commonwealth Energy System    $     -        $     -        $     -
  Mutual funds                      6 625 340      1 656 192          -
                                    6 625 340      1 656 192          -


OTHER ASSETS:

  Loans to participants                 -              -          8 661 719
  Receivables -
    Loan repayments                     3 374            419          -
    Interest                            -              -              -
    Contributions                      14 721          3 339          -
                                       18 095          3 758      8 661 719


PARTICIPANTS' EQUITY              $ 6 643 435    $ 1 659 950    $ 8 661 719


















  The accompanying notes are an integral part of these financial statements.

<PAGE 8>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1993
                                 (Page 1 of 3)


                                               Commonwealth       Vanguard
                                               Energy System    Money Market
                                               Common Share    Reserves-Prime
                                     Total          Fund          Portfolio

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

<PAGE 9>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1993
                                 (Page 2 of 3)


                                                  Vanguard
                                                Fixed Income
                                               Securities Fund-
                                    Vanguard      Short-Term     Vanguard
                                   Windsor II     Corporate      Wellington
                                      Fund        Portfolio         Fund

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

<PAGE 10>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF FINANCIAL POSITION

                               DECEMBER 31, 1993
                                 (Page 3 of 3)


                                                   Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended
                                     Growth         Market        Loan
                                    Portfolio      Portfolio      Fund

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

<PAGE 11>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1994
                                 (Page 1 of 3)


                                               Commonwealth      Vanguard
                                               Energy System   Money Market
                                               Common Share    Reserves-Prime
                                      Total        Fund           Portfolio

NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System  $  4 962 431   $  4 962 431    $     -
    Registered investment
      company shares                 5 466 258         18 774      1 064 295
    Interest on loans                  608 616          -              -
                                    11 037 305      4 981 205      1 064 295

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS            (21 792 845)   (16 553 656)         -
                                   (10 755 540)   (11 572 451)     1 064 295

CONTRIBUTIONS:
  Employee                           8 417 407      2 540 138      1 112 452
  Employer                           4 302 027      1 349 700        633 952
                                    12 719 434      3 889 838      1 746 404

DISTRIBUTIONS TO PARTICIPANTS       10 632 937      3 105 327      3 916 251

TRANSFERS BETWEEN FUNDS                  -         (2 948 329)     1 807 854

PURCHASE FEES                          (13 069)         -              -

NET CHANGE DURING YEAR              (8 682 112)   (13 736 269)       702 302

PARTICIPANTS' EQUITY,
  Beginning of year                189 940 295     76 526 346     26 049 053

PARTICIPANTS' EQUITY,
  End of year                     $181 258 183   $ 62 790 077    $26 751 355

<PAGE 12>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1994
                                 (Page 2 of 3)


                                                   Vanguard
                                                 Fixed Income
                                               Securities Fund-
                                    Vanguard      Short-term     Vanguard
                                   Windsor II      Corporate     Wellington
                                      Fund         Portfolio        Fund

NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System  $      -       $     -        $     -
    Registered investment
      company shares                 2 991 591       302 990        955 792
    Interest on loans                    -             -              -
                                     2 991 591       302 990        955 792

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS             (3 597 124)     (314 911)    (1 104 997)
                                      (605 533)      (11 921)      (149 205)

CONTRIBUTIONS:
  Employee                           2 438 780       272 838      1 540 882
  Employer                           1 187 818       147 193        756 284
                                     3 626 598       420 031      2 297 166

DISTRIBUTIONS TO PARTICIPANTS        1 916 160       370 461      1 111 006

TRANSFERS BETWEEN FUNDS             (1 059 058)   (1 435 667)      (494 165)

PURCHASE FEES                            -             -              -

NET CHANGE DURING YEAR                  45 847    (1 398 018)       542 790

PARTICIPANTS' EQUITY,
  Beginning of year                 48 705 043     6 294 911     20 561 074

PARTICIPANTS' EQUITY,
  End of year                     $ 48 750 890   $ 4 896 893    $21 103 864

<PAGE 13>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1994
                                 (Page 3 of 3)


                                                   Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended
                                     Growth         Market        Loan
                                    Portfolio      Portfolio      Fund

NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System  $      -       $     -        $     -
    Registered investment
      company shares                    87 669        45 147          -
    Interest on loans                    -             -            608 616
                                        87 669        45 147        608 616

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS               (147 733)      (74 424)         -
                                       (60 064)      (29 277)       608 616

CONTRIBUTIONS:
  Employee                             393 654       118 663          -
  Employer                             172 814        54 266          -
                                       566 468       172 929          -

DISTRIBUTIONS TO PARTICIPANTS           36 356        19 182        158 194

TRANSFERS BETWEEN FUNDS              3 391 961       946 134       (208 730)

PURCHASE FEES                            -           (13 069)         -

NET CHANGE DURING YEAR               3 862 009     1 057 535        241 692

PARTICIPANTS' EQUITY,
  Beginning of year                  2 781 426       602 415      8 420 027

PARTICIPANTS' EQUITY,
  End of year                     $  6 643 435   $ 1 659 950    $ 8 661 719





  The accompanying notes are an integral part of these financial statements.

<PAGE 14>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1993
                                 (Page 1 of 3)


                                               Commonwealth      Vanguard
                                               Energy System   Money Market
                                               Common Share    Reserves-Prime
                                     Total         Fund           Portfolio

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

<PAGE 15>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1993
                                 (Page 2 of 3)


                                                   Vanguard
                                                 Fixed Income
                                               Securities Fund-
                                    Vanguard       Short-term    Vanguard
                                   Windsor II      Corporate     Wellington
                                      Fund         Portfolio        Fund

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

<PAGE 16>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1993
                                 (Page 3 of 3)


                                                   Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended
                                     Growth          Market       Loan
                                    Portfolio      Portfolio      Fund

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

<PAGE 17>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1992
                                 (Page 1 of 3)


                                               Commonwealth      Vanguard
                                               Energy System   Money Market
                                               Common Share    Reserves-Prime
                                     Total         Fund           Portfolio

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

<PAGE 18>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                        STATEMENT OF INCOME AND CHANGES

                            IN PARTICIPANTS' EQUITY

                               DECEMBER 31, 1992
                                 (Page 2 of 3)


                                                   Vanguard
                                                 Fixed Income
                                               Securities Fund-
                                    Vanguard      Short-term     Vanguard
                                   Windsor II     Corporate      Wellington
                                      Fund        Portfolio         Fund
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

<PAGE 19>

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

<PAGE 20>

                         NOTES TO FINANCIAL STATEMENTS

(1) General

    The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (the Plan) was originally created in 1962 by Commonwealth Energy System (the System) and its subsidiaries to encourage and assist employees to adopt a regular savings program and to help employees provide additional security for their retirement. The Plan has been amended or restated from time to time thereafter.

    Effective January 1, 1989, the System selected Vanguard Fiduciary Trust Company of Valley Forge, Pennsylvania, to act as Trustee for the Plan (Plan Trustee). The Trustee retains the Plan assets and provides records of Plan activity to a Plan Agent designated by a three-member Savings Plan Board (the Board) that is appointed by the Trustees of the System and by the directors of its subsidiary companies. The Board is responsible (except for the duties specifically vested in the Plan Trustee) for the administration of the Plan.

    The term "Participant" shall be deemed to include Members, Inactive Members or Former Members, all as defined in the Plan.

    The Employers participating in the Plan consist of certain subsidiary companies of Commonwealth Energy System, as follows: Cambridge Electric Light Company, Canal Electric Company, Commonwealth Gas Company, COM/Energy Services Company and Commonwealth Electric Company (Employers). The Employers are 100% owned by the System.

    Each eligible employee, upon joining the Plan, shall specify in 1% increments (the allocation increments prior to July 1, 1994 were in multiples of 10%) his or her contributions and the applicable Employer contributions to be invested in each of seven separate Investment Funds (Fund(s)), which are collectively referred to as the trust fund (Trust Fund) and which are further described in Note 4. However, not more than 50% of a Participant's contribu-tions and the applicable Employer contributions may be allocated to the System's Common Share Fund.

(2) Significant Accounting Policies

         Basis of Accounting

    The Trustee's records are maintained on a cash basis. The accompanying financial statements include all adjustments necessary to present the statements on an accrual basis of accounting. Quoted market prices are used to value the System's Common Share Fund and the various Vanguard funds. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    The Plan is subject to all applicable provisions of the Employee Retire-ment Income Security Act of 1974 (ERISA), the Retirement Equity Act of 1984, the Tax Reform Act of 1986 and the Omnibus Budget Reconciliation Act of 1993 relating to plans of this type.

<PAGE 21>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

         Federal Income Taxes

    The Plan is subject to certain provisions of the Internal Revenue Code
(IRC) and is intended to qualify under Section 401(a) of the Code. The Internal Revenue Service (IRS) has issued a favorable determination letter that the Plan was designed in accordance with applicable IRC requirements as of the date of its letter. Management believes that the Plan is currently designed and operated in accordance with applicable IRC requirements. As a result, the Plan has not provided for Federal income taxes. Generally, Participants are not subject to taxes on contributions or the earned income until such time as a distribution is made. The taxability of a distribution to a Participant will depend on the form of payment.

         Expenses

    Brokerage fees, commissions, stock transfer taxes and other expenses in connection with the purchase, sale or distribution of securities for each investment fund may be charged to such fund. Any expense of litigation may be paid by the Trustee and charged to the Trust Fund or to the investment fund or funds to which the litigation relates. All other expenses and charges incurred in the administration of the Plan are paid by the Employers.

         Realized Gain (Loss) on Investments Sold or Distributed

    Pursuant to rules issued by the Department of Labor (DOL), realized gain
(loss) was computed by comparing the market value of the securities distributed or sold with the market value of said securities at the beginning of the Plan year. The System's Common Share Fund realized gains (losses) of ($545,138), $1,199,274 and $128,246 on the distribution of 97,867, 296,171 and
145,177 System Common Shares in 1994, 1993 and 1992, respectively.

<PAGE 22>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

    A summary of realized gains (losses) on securities sold or distributed during the three-year period ended December 31, 1994 is set forth below:

                                                         Quoted
                                          Quoted      Market Price
                                        Market Price  Beginning of     Gain
         Investment Funds               or Proceeds       Year        (Loss)

               1994
   Commonwealth Energy System
      Common Shares                      $ 3 981 245  $ 4 526 383  $ (545 138)
   Vanguard Money Market Reserves-
      Prime Portfolio                      8 709 357    8 709 357       -
   Vanguard Windsor II                     6 529 551    6 624 955     (95 404)
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio       2 231 660    2 287 937     (56 277)
   Vanguard Wellington                     4 428 748    4 544 012    (115 264)
   Vanguard International Growth
      Portfolio*                           1 382 971    1 368 400      14 571
   Vanguard Index Trust-
      Extended Market Portfolio*             221 842      225 328      (3 486)
                                         $27 485 374  $28 286 372  $ (800 998)

               1993
   Commonwealth Energy System
      Common Shares                      $13 823 563  $12 624 289  $1 199 274
   Vanguard Money Market Reserves-
      Prime Portfolio                     16 089 894   16 089 894       -
   Vanguard Windsor II                    11 755 590   11 121 195     634 395
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio       3 979 976    3 959 379      20 597
   Vanguard Wellington                     4 942 133    4 740 977     201 156
   Vanguard International Growth
      Portfolio*                             180 199      167 669      12 530
   Vanguard Index Trust-
      Extended Market Portfolio*               6 068        6 067           1
                                         $50 777 423  $48 709 470  $2 067 953

               1992
   Commonwealth Energy System
      Common Shares                      $ 5 826 443  $ 5 698 197  $  128 246
   Vanguard Money Market Reserves-
      Prime Portfolio                      9 740 825    9 740 825       -
   Vanguard Windsor II                     6 016 480    5 847 939     168 541
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio       2 174 410    2 191 316     (16 906)
   Vanguard Wellington                     1 847 942    1 843 462       4 480
                                         $25 606 100  $25 321 739  $  284 361

    * Available to Participants since October 1, 1993

<PAGE 23>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

         Unrealized Appreciation (Depreciation) of Investments

    The Plan provides that the market value of each investment fund shall be determined by the Trustee each quarter. Pursuant to the rules issued by the DOL, unrealized appreciation (depreciation) shall equal the difference between market value at the beginning of the Plan year and the quoted market price of the investments at the applicable valuation date in determining the value of each fund. The change in unrealized appreciation (depreciation) during the years ended December 31, 1994, 1993 and 1992 is set forth below:

                                                                  Unrealized
                                    Beginning                    Appreciation
         Investment Funds            of Year      End of Year   (Depreciation)

               1994
   Commonwealth Energy System
      Common Shares                $44 502 303    $28 493 785    $(16 008 518)
   Vanguard Windsor II               8 709 991      5 208 271      (3 501 720)
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio               62 983       (195 651)       (258 634)
   Vanguard Wellington               1 370 863        381 130        (989 733)
   Vanguard International
      Growth Portfolio*                178 235         15 931        (162 304)
   Vanguard Index Trust-
      Extended Market Portfolio*        (4 871)       (75 809)        (70 938)
                                   $54 819 504    $33 827 657    $(20 991 847)

               1993
   Commonwealth Energy System
      Common Shares                $38 813 565    $44 502 303    $  5 688 738
   Vanguard Windsor II               6 297 836      8 709 991       2 412 155
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio               74 378         62 983         (11 395)
   Vanguard Wellington                 635 925      1 370 863         734 938
   Vanguard International
      Growth Portfolio*                  -            178 235         178 235
   Vanguard Index Trust-
      Extended Market Portfolio*         -             (4 871)         (4 871)
                                   $45 821 704    $54 819 504    $  8 997 800

               1992
   Commonwealth Energy System
      Common Shares                $32 396 291    $38 813 565    $  6 417 274
   Vanguard Windsor II               3 979 043      6 297 836       2 318 793
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio              128 413         74 378         (54 035)
   Vanguard Wellington                 445 427        635 925         190 498
                                   $36 949 174    $45 821 704    $  8 872 530

   * Available to Participants since October 1, 1993

<PAGE 24>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

         Income Recognition

    Income of the System Common Share Fund consists primarily of dividends on its Common Shares. The allocation of each fund's earnings to a Participant's account is based on the percent of the Participant's units in the funds and is allocated monthly.

(3) Participating Companies and Contributions

    Employees are eligible to join the Plan after one year of service. Generally, Participants in the Plan are required to make contributions of at least 1% but not more than 16% of their compensation as defined in the Plan. However, the maximum amount a Participant may defer annually is $9,240 currently (as increased from time to time by the Secretary of the Treasury in accordance with the cost of living adjustment factor prescribed in Section 402(g)(1) of the Internal Revenue Code). Compensation is defined to be an employee's regular salary (including any "lump sum payment" under the authorized basic compensation pay program), except that in the case of sales personnel compensated in whole or in part by commissions, compensation shall be considered to equal 90% of the average compensation earned by such employee in the preceding four calendar quarters but not less than his authorized basic compensation. Salary deferral contributions by employees are made to the Plan by payroll deduction. Any eligible employee may change the percentage of his or her contribution as of January 1, April 1, July 1 or October 1 in each calendar year (but not retroactively) by giving his or her Employer at least thirty (30) days advance notice in writing. The Employer contributes an additional amount equal to such employee's contribution, up to a maximum of 4% of such employee's basic compensation, as previously defined. Effective January 1, 1993, the maximum participating Employer contribution was increased to 5% for those non-bargaining employees who were less than 40 years of age or did not have 12 years of service at that date and who, therefore, are no longer eligible for postretirement health care benefits. In April 1993, certain bargaining employees also became eligible for the 5% Employer matching contribution. The additional match has been made available to defray the cost of postretirement health care benefit costs to those employees.

    Effective January 1, 1993 and contingent upon a favorable tax ruling from the IRS, those Participants no longer eligible for postretirement health benefits could elect, on an annual basis, to contribute a portion of their Employer matching contribution to a Retirement Health Benefit Account (RHBA) that would be used to pay eligible health insurance premiums. In June 1994, the System submitted a ruling request to the IRS seeking a determination of the tax consequences to RHBA participants. In January 1995, the System received an unfavorable ruling from the IRS. As a result, the Plan has terminated the option to participate in a RHBA.

<PAGE 25>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

    The participating system companies and contributions for the years ended December 31, 1994, 1993 and 1992 are summarized below:

                                              Employee Contributions
                                           1994         1993          1992

    Cambridge Electric Light Co.       $  688 568   $  670 016    $  671 768
    Canal Electric Co.                    609 812      558 858       485 682
    Commonwealth Electric Co.           3 482 617    3 266 376     3 481 003
    Commonwealth Gas Co.                2 759 444    2 760 996     2 542 710
    COM/Energy Services Co.               876 966      850 889       881 165
                                       $8 417 407   $8 107 135    $8 062 328

                                              Employer Contributions
                                           1994         1993          1992

    Cambridge Electric Light Co.       $  325 109   $  320 738    $  326 744
    Canal Electric Co.                    249 749      234 040       196 875
    Commonwealth Electric Co.           1 745 722    1 699 786     1 808 449
    Commonwealth Gas Co.                1 447 005    1 443 731     1 283 655
    COM/Energy Services Co.               534 442      546 886       518 746
                                       $4 302 027   $4 245 181    $4 134 469

    All Participants in the Plan are provided for under Section 401(k) of the Internal Revenue Code and are fully vested.

    Participation by employees is voluntary and may begin on the next succeeding January 1, April 1, July 1 or October 1, coincident with or next following attainment of eligibility. Of the 2,405 former or current Participants eligible to participate in the Plan as of December 31, 1994, 2,348 members were participating.

    At December 31, 1994, the number of Participants in each of the Plan's seven separate Investment Funds was as follows:

             Investment Fund                               Participants

    Commonwealth Energy System Common Shares                   2 030
    Vanguard Money Market Reserves-Prime Portfolio             1 381
    Vanguard Windsor II                                        1 875
    Vanguard Fixed Income Securities Fund-
       Short-Term Corporate Portfolio                            498
    Vanguard Wellington                                        1 339
    Vanguard International Growth Portfolio                      483
    Vanguard Index Trust-Extended Market Portfolio               173

    In addition, there were 1,037 Participants in the Plan's Loan Fund.

<PAGE 26>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(4) Investments

    The following is a detailed description of the seven Investment Funds in which a Participant may allocate his or her contributions and the matching Employer contributions:

    Common Shares of Commonwealth Energy System - Consists of Common Shares of Beneficial Interest of Commonwealth Energy System purchased on the open market or through the System's Dividend Reinvestment and Common Share Purchase Plan. The System's Common Shares may also be acquired directly from the System, if such Common Shares are made available by the Board of Trustees of the System, based on the fair market value at the time of acquisition. The Common Shares are acquired with employee contributions and participating system company contributions, dividends and interest income. The Trustee, at its discretion, will determine the manner in which such shares may be acquired.

    Vanguard Money Market Reserves-Prime Portfolio - A mutual fund which seeks the maximum current income that is consistent with preservation of capital and liquidity. Value is added primarily by emphasizing specific issues and sectors of the money market that appear to be attractively priced based upon historical yield spread relationships. Average maturity for the Fund is normally maintained in the range of 30-60 days, and the Fund can own no security with a maturity longer than one year. Such money market instruments include domestic certificates of deposit and bankers' acceptances, commercial paper, U.S. Treasury and Government agency securities and repurchase agreements on such securities and up to 50% of net assets can be invested in Eurodollar certificates of deposit issued by approved U.S. banks.

    Vanguard Windsor II - A mutual fund having a primary objective to provide long-term growth of capital and income. As a secondary objective, the Fund seeks a reasonable level of current income. The Fund is a value-oriented growth and income fund seeking investment opportunities primarily in common stocks that are out of favor or undervalued.

    Vanguard Fixed Income Securities Fund-Short-Term Corporate Portfolio - A mutual fund which seeks to provide a high level of current income consistent with a two to three-year average maturity. By investing in relatively short maturity investment-grade bonds, the Portfolio is oriented to help preserve capital.

    Vanguard Wellington Fund - A mutual fund designed to pursue conservation of capital, reasonable current income and profits without undue risk. Conservatively structured, the Fund uses a balanced investment approach allocating 60%-70% of net assets to equities and the remainder to fixed income securities. The fixed income securities reduce the Fund's exposure to risks of common stocks while common stocks are selected from dividend-paying medium and large-capitalization stocks whose prospects are improving. The objective is to identify these companies before their values are recognized in the marketplace.

    Vanguard International Growth Portfolio - A mutual fund which seeks long-term capital growth by investing in capital stocks of companies based outside the United States that have above-average growth potential.

<PAGE 27>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

    Vanguard Index Trust-Extended Market Portfolio - A mutual fund which attempts to duplicate the investment results of the broad universe of publicly traded United States stocks not included in the S&P 500 Index. The Extended Market Portfolio is a market-capitalization-weighted "benchmark portfolio" consisting of more than 4,500 regularly traded stocks that are represented by the Wilshire 4500 Index. The Portfolio will invest in a sample of stocks in the benchmark portfolio selected on the basis of market capitalization, industry weightings and fundamental investment characteristics. Investors are charged a .5% transaction fee (reduced from 1% on January 1, 1995) on shares purchased that is paid directly to the Portfolio.

    The following table is the total return (to include the reinvestment of all dividends and capital gains distributions) on the Plan's Investment Funds for the years ended December 31, 1994, 1993 and 1992. All returns are net of expenses:

       Investment Funds                          1994      1993      1992
                                          Total Return on Year-End Investment

    Commonwealth Energy System
       Common Shares                            (15.5)%    15.6%    17.0%
    Vanguard Money Market Reserves-
       Prime Portfolio                            4.1       3.0      3.7
    Vanguard Windsor II                          (1.2)     13.6     12.0
    Vanguard Fixed Income Securities Fund-
       Short-Term Corporate Portfolio            (0.1)      7.1      7.2
    Vanguard Wellington                          (0.5)     13.5      7.9
    Vanguard International Growth Portfolio *     0.8      44.7     (5.8)
    Vanguard Index Trust-
       Extended Market Portfolio *               (2.8)     13.4     11.4

    * Available to Participants since October 1, 1993

    The Plan permits Members to transfer amounts between Funds on a daily basis effective July 1, 1994, subject to certain limitations.

    The Plan Trustee may, at its discretion, temporarily invest funds designated for a particular Fund in short-term interest-bearing securities or may retain certain amounts of cash in each Fund without interest being credited thereon, for the purpose of more effectively timing the purchase of investments or liquidity needs for the several Funds. Since all monies are transmitted weekly to the Plan Trustee, it is anticipated that the amounts of cash so retained will not be significant or held for any substantial length of time.

    A Participant's choice of contribution allocation to eligible Funds will continue until changed by such Participant. Effective July 1, 1994, investment designations may be changed once a day (formerly, once a month) by telephone through a Vanguard Participant Services representative.

    All interest, dividends, and other income, as well as any cash from the sale or exchange of securities or other property produced by each of the Funds will be reinvested in the same Fund which produced such interest, dividends and other income.

<PAGE 28>

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

    The Savings Plan Board will maintain for each Member, Inactive Member or Former Member of the Plan, under each Fund in which all or part of his or her contributions and the applicable Employer contributions are invested, a separate Member Account, Pay Deferral Account and Company Account (Accounts) which shall reflect the portion of his or her interest in the Investment Fund which is attributable to the contributions to such Accounts.

(5) Party in Interest

    Commonwealth Energy System is a "party in interest" as that term is defined in Section 3.14 of the Employee Retirement Income Security Act of 1974.

    Certain transactions involving the acquisition and distribution of securities are made at the direction of participants in the Plan who elect to participate in the System Common Share Fund as one of their investment options. These transactions are reflected in the accompanying financial statements at market value and are net of brokerage commissions relating to the acquisition of these securities.

    During the years ended December 31, 1994, 1993 and 1992, the Plan Trustee purchased Common Shares of Commonwealth Energy System, made distributions of Common Shares to participants and sold Common Shares to accommodate cash distributions as follows:

                           Commonwealth Energy System Common Shares
                   Shares                      Shares Sold and Distributed
                 Purchased        Cost         Shares      Aggregate Value

    1994          170 204      $6 902 558       97 867        $2 540 623
    1993           63 915       3 031 010      296 171         7 302 526
    1992           86 700       3 314 560      145 177         3 503 717

    Vanguard Fiduciary Trust Company also represents a party in interest to the Plan due to the Plan's investments in various Vanguard Funds.

(6) Loans to Plan Participants

    Participants may request a loan from the Plan. The amount of the loan shall not exceed the lesser of $50,000 or fifty percent (50%) of the balance of the participant's total value in the various funds of the Plan. Effective January 1, 1993, the minimum loan amount was reduced to $1,000 (formerly $2,500). The interest rate on a loan is based on the prime rate at Bank of Boston on the first day of the quarter preceding the loan request plus one percent. Participants may choose a repayment period of one to five years. A participant may not have more than one outstanding loan at any time.

<PAGE 29>

Schedule I
                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                                  INVESTMENTS

                               DECEMBER 31, 1994



                                                                  Market Value
Name of Issuer and                    Number of                    at End of
   Title of Issue                  Shares or Units      Cost         Period

COMMONWEALTH ENERGY SYSTEM
   COMMON SHARE FUND:

   Common Shares of
   Beneficial Interest -
   Commonwealth Energy
     System*                            1 718 390   $ 45 812 782  $ 62 506 428

   Temporary Investments -
   Vanguard Money Market
     Reserves-Prime Portfolio*            157 791        157 791       157 791

                                                      45 970 573    62 664 219

VANGUARD FUNDS*:

   Money Market Reserves-
     Prime Portfolio                   26 681 528     26 681 528    26 681 528

   Windsor II                           3 074 989     45 858 231    48 646 331

   Fixed Income Securities Fund-
     Short-Term Corporate Portfolio       474 399      5 136 437     4 886 306

   Wellington                           1 085 222     21 013 214    21 042 454

   International Growth Portfolio         493 324      6 644 596     6 625 340

   Index Trust-
     Extended Market Portfolio             89 427      1 731 317     1 656 192

     Total Investments                              $153 035 896  $172 202 370


Loans to Participants                                 $8 661 719    $8 661 719

   * Represent parties in interest to the Plan


         The accompanying notes are an integral part of this schedule.

<PAGE 30>

                                                                  Schedule I
                                                                  (Continued)
                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                                  INVESTMENTS

                               DECEMBER 31, 1994


Note:     The Commonwealth Energy System Common Share Fund requires investment in Common Shares of Commonwealth Energy System. However, funds are invested in Vanguard Money Market Reserves on a short-term basis pending the purchase of the System's Common Shares or distribution to Participants. The remaining investment options require investment in the appropriate Vanguard mutual fund for which each option is named.

          Percentage of quoted market price over (under) cost:

          Commonwealth Energy System Common Share Fund             36.3%
          Vanguard Money Market Reserves-Prime Portfolio             -
          Vanguard Windsor II Fund                                  6.1
          Vanguard Fixed Income Securities Fund-
             Short-Term Corporate Portfolio                        (4.9)
          Vanguard Wellington Fund                                  0.1
          Vanguard International Growth Portfolio                  (0.3)
          Vanguard Index Trust-Extended Market Portfolio           (4.3)

          The Plan Trustee accounts for members' interests in the mutual funds available as investment options on a unit basis. The Plan Trustee also uses a unit basis in accounting for the System Common Share Fund. At December 31, 1994, the value per unit of each of the Investment Funds (options) was as follows:

                       Investment Funds                            Unit Value

          Commonwealth Energy System Common Share Fund               $14.68
          Vanguard Money Market Reserves-Prime Portfolio               1.00
          Vanguard Windsor II Fund                                    15.82
          Vanguard Fixed Income Securities Fund-
             Short-Term Corporate Portfolio                           10.30
          Vanguard Wellington Fund                                    19.39
          Vanguard International Growth Portfolio                     13.43
          Vanguard Index Trust-Extended Market Portfolio              18.52


          The closing market price of the System's Common Shares as listed on the New York Stock Exchange composite transactions was $36.375, $46.25 and $42.625 for December 31, 1994, 1993 and 1992, respectively.




         The accompanying notes are an integral part of this schedule.

<PAGE 31>

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

                           AND SUBSIDIARY COMPANIES

                                  INVESTMENTS

                               DECEMBER 31, 1993



                                                                  Market Value
Name of Issuer and                    Number of                    at End of
   Title of Issue                  Shares or Units      Cost         Period

COMMONWEALTH ENERGY SYSTEM
   COMMON SHARE FUND:

   Common Shares of
   Beneficial Interest -
   Commonwealth Energy
     System*                            1 646 053   $ 41 450 849  $ 76 129 967

   Temporary Investments -
   Vanguard Money Market
     Reserves-Prime Portfolio*            262 203        262 203       262 203

                                                      41 713 052    76 392 170

VANGUARD FUNDS*:

   Money Market Reserves-
     Prime Portfolio                   25 986 113     25 986 113    25 986 113

   Windsor II                           2 852 425     41 701 321    48 605 330

   Fixed Income Securities Fund-
     Short-Term Corporate Portfolio       576 332      6 265 580     6 282 019

   Wellington                           1 005 021     19 281 192    20 502 435

   International Growth Portfolio         205 505      2 598 141     2 776 377

   Index Trust-
     Extended Market Portfolio             30 934        605 916       601 046

     Total Investments                              $138 151 315  $181 145 490


Loans to Participants                                 $8 420 027    $8 420 027

   * Represent parties in interest to the Plan


         The accompanying notes are an integral part of this schedule.

<PAGE 32>

                                                                  Schedule I
                                                                  (Continued)
                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                                  INVESTMENTS

                               DECEMBER 31, 1993


Note:     The Commonwealth Energy System Common Share Fund requires investment in Common Shares of Commonwealth Energy System. However, funds are invested in Vanguard Money Market Reserves on a short-term basis pending the purchase of the System's Common Shares or distribution to participants. The remaining investment options require investment in the appropriate Vanguard mutual fund for which each option is named.

          Percentage of quoted market price over (under) cost:

          Commonwealth Energy System Common Share Fund             83.6%
          Vanguard Money Market Reserves-Prime Portfolio             -
          Vanguard Windsor II Fund                                 16.6
          Vanguard Fixed Income Securities Fund-
             Short-Term Corporate Portfolio                         0.3
          Vanguard Wellington Fund                                  6.3
          Vanguard International Growth Portfolio                   6.9
          Vanguard Index Trust-Extended Market Portfolio           (0.8)

          The Plan Trustee accounts for members' interests in the mutual funds available as investment options on a unit basis. The Plan Trustee also uses a unit basis in accounting for the Commonwealth Energy System Common Share Fund. At December 31, 1993, the value per unit of each of the Investment Funds (options) was as follows:

                  Investment Funds                                 Unit Value

          Commonwealth Energy System Common Share Fund               $18.65
          Vanguard Money Market Reserves-Prime Portfolio               1.00
          Vanguard Windsor II Fund                                    17.04
          Vanguard Fixed Income Securities Fund-
             Short-Term Corporate Portfolio                           10.90
          Vanguard Wellington Fund                                    20.40
          Vanguard International Growth Portfolio                     13.51
          Vanguard Index Trust-Extended Market Portfolio              19.43









         The accompanying notes are an integral part of this schedule.

<PAGE 33>

Schedule IV
                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                            REPORTABLE TRANSACTIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1994



                                            Number of        Cost of
PURCHASES                                   Purchases         Asset

Vanguard Money Market Reserves-
   Prime Portfolio*                            184         $ 9 404 772

Vanguard Windsor II Fund*                      177          10 167 675

Vanguard Wellington Fund*                      177           6 073 765




                                  Number of       Proceeds          Loss on
SALES                               Sales        from Sales          Sales

Vanguard Money Market Reserves-
   Prime Portfolio*                  151         $ 8 709 357      $    -

Vanguard Windsor II Fund*            142           6 529 551        (95 404)

Vanguard Wellington Fund*            114           4 428 748       (115 264)



       * Represent parties in interest to the Plan

















         The accompanying notes are an integral part of this schedule.