Form 10-Q
period 1995-03-31
COMMONWEALTH ENERGY SYSTEM
filed 1995-05-15
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

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

                                                   Outstanding at
         Class of Common Stock                      May 1, 1995

      Common Shares of Beneficial
      Interest, $4 par value                       10,642,294 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)


                                                    March 31,    December 31,
                                                      1995          1994
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1 053 396   $1 047 140
  Gas                                                  334 786      338 111
  Other                                                 60 095       59 213
                                                     1 448 277    1 444 464
  Less - Accumulated depreciation and
           amortization                                474 241      461 310
                                                       974 036      983 154
  Add - Construction work in progress
          and nuclear fuel in process                   17 719       15 974
                                                       991 755      999 128

LEASED PROPERTY, net                                    15 694       15 729

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                            9 871        9 818
  Other investments                                      3 687        3 830
                                                        13 558       13 648

CURRENT ASSETS
  Cash and cash equivalents                              7 350        7 722
  Accounts receivable                                  114 598       92 157
  Unbilled revenues                                     26 523       33 161
  Inventories, at average cost                          20 709       33 586
  Prepaid taxes and other                                9 506       14 664
                                                       178 686      181 290

DEFERRED CHARGES                                       159 262      134 921

                                                    $1 358 955   $1 344 716

<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)
                                                    March 31,  December 31,
                                                      1995        1994
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,585,909 in 1995 and
        10,525,897 in 1994                          $   42 344   $   42 103
    Amounts paid in excess of par value                105 345      103 168
    Retained earnings                                  230 435      217 726
                                                       378 124      362 997
  Redeemable preferred shares, less current
    sinking fund requirements                           14 600       14 660
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        417 073      418 307
                                                       809 797      795 964

CAPITAL LEASE OBLIGATIONS                               14 008       14 098

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                 -         44 850
    Maturing long-term debt                             25 000       25 000
                                                        25 000       69 850

  Other Current Liabilities -
    Current sinking fund requirements                    6 793        6 793
    Accounts payable                                   128 631      117 953
    Accrued taxes                                       24 283       17 947
    Other                                               65 029       38 504
                                                       224 736      181 197
                                                       249 736      251 047

DEFERRED CREDITS
  Accumulated deferred income taxes                    162 791      160 944
  Unamortized investment tax credits
     and other                                         122 623      122 663
                                                       285 414      283 607

COMMITMENTS AND CONTINGENCIES

                                                    $1 358 955   $1 344 716

                            See accompanying notes.

<PAGE 4>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                        1995       1994
                                                     (Dollars in Thousands)

OPERATING REVENUES
  Electric                                            $151 513     $171 243
  Gas                                                  107 978      135 549
  Steam and other                                        5 733        6 114
                                                       265 224      312 906
OPERATING EXPENSES
  Fuel and purchased power                              87 216      102 129
  Cost of gas sold                                      51 136       71 407
  Other operation and maintenance                       61 891       62 723
  Depreciation                                          13 751       12 889
  Taxes -
    Local property and other                             8 363        7 888
    Federal and state income                            12 857       17 735
                                                       235 214      274 771
OPERATING INCOME                                        30 010       38 135

OTHER INCOME                                             1 903          610

INCOME BEFORE INTEREST CHARGES                          31 913       38 745

INTEREST CHARGES
  Long-term debt                                         9 799        9 850
  Other interest charges                                 1 433        1 043
  Allowance for borrowed funds
    used during construction                              (252)         (99)
                                                        10 980       10 794
NET INCOME                                              20 933       27 951
  Dividends on preferred shares                            282          297
EARNINGS APPLICABLE TO COMMON SHARES                  $ 20 651     $ 27 654

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         10 566 316   10 328 461

EARNINGS PER COMMON SHARE                                $1.95        $2.68

DIVIDENDS DECLARED PER COMMON SHARE                      $ .75        $ .75


                            See accompanying notes.

<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                       1995        1994
                                                    (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                        $ 20 933     $ 27 951
  Effects of non cash items -
    Depreciation and amortization                     17 249       16 678
    Deferred income taxes and investment
      tax credits, net                                   284          478
    Earnings from corporate joint ventures              (299)        (399)
  Dividends from corporate joint ventures                389           62
  Change in working capital, exclusive of cash,
    cash equivalents and interim financing            20 271       24 523
  All other operating items                            4 357       (1 616)
Net cash provided by operating activities             63 184       67 677

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                        (8 955)      (4 511)
      Gas                                             (2 343)      (4 069)
      Other                                              (56)          (8)
  Allowance for borrowed funds used during
    construction                                        (252)         (99)
Net cash used for investing activities               (11 606)      (8 687)

FINANCING ACTIVITIES
  Sale of common shares                                2 418        2 266
  Payment of dividends                                (8 224)      (8 057)
  Payment of short-term borrowings                   (44 850)     (52 500)
  Sinking funds payments                              (1 294)      (1 294)
Net cash used for financing activities               (51 950)     (59 585)
Net decrease in cash and cash equivalents               (372)        (595)
Cash at beginning of period                            7 722        6 007
Cash at end of period                               $  7 350     $  5 412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $  8 736     $  9 179
    Income taxes                                    $  3 538     $  2 214


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

         The system's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
   For interim reporting purposes, the system follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

         Regulated subsidiaries of the System have established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the system are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that the adoption of SFAS 121, which the system expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at March 31, 1995 and December 31, 1994 were as follows:

                                                         1995        1994
                                                      (Dollars in Thousands)

      Power contract buy-out                          $ 25 500     $    -
      Postretirement benefit costs including pensions   22 619       20 129
      FERC Order 636 transition costs                   18 447       19 201
      Yankee Atomic unrecovered plant and
        decommissioning costs                           17 836       18 368
      Fuel charge stabilization                         14 054       16 638
      Seabrook related costs                            11 878       12 648
      Pilgrim nuclear plant litigation costs             6 912        7 001
      Deferred income taxes                              5 537        5 537
      Cannon Street generating plant abandonment, net    4 400        4 400
      Conservation and load management                   3 691        3 773
      Other                                              4 056        4 042
        Total regulatory assets                       $134 930     $111 737

<PAGE 7>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The principal regulatory liabilities, reflected in deferred credits-other and relating to income taxes, were $17.2 million and $17.3 million at March 31, 1995 and December 31, 1994, respectively.

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

         The unaudited financial statements for the periods ended March 31, 1995 and 1994, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to con-form with the presentation used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy and Commonwealth Gas' seasonal rate structure.

(2)      Commitments and Contingencies

         (a) Construction

         The system is engaged in a continuous construction program presently estimated at $357.4 million for the five-year period 1995 through 1999.
   Of that amount, $87.7 million is estimated for 1995. The program is subject to periodic review and revision.

         (b) Decommissioning of Nuclear Power Plants

         The system, through Canal Electric Company (Canal), has a 3.52% joint-ownership interest in the Seabrook nuclear power plant. Canal and the other joint owners have established a decommissioning fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $386 million. Canal's share of this liability (approximately $13.6 million), less its share of the market value of the decommissioning trust (approximately $1.2 million), is approximately $12.4 million.

             Yankee Atomic Nuclear Power Plant

         In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the plant). At March 31, 1995, Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company's (Commonwealth Electric) respective 2% and 2.5% investment in Yankee Atomic was approximately $1.1 million. The most

<PAGE 8>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

   recent cost estimate to permanently shut down the plant is approximately $396 million. The companies' share of this liability is $17.8 million and is currently reflected in the accompanying consolidated balance sheets as a liability and corresponding regulatory asset.

               Other Nuclear Plants

         Cambridge Electric also has equity ownership interests ranging from 2.5% to 4.5% in three operating nuclear generating facilities located in New England with contract expiration dates ranging from 2007 to 2012. Cambridge Electric is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the nuclear plants at the end of their estimated service lives. Cambridge Electric's estimated total decommissioning cost and associated market value share of decommissioning trust assets for these units is approximately $36 million and $13.3 million, respectively.

         (c) Maine Yankee Nuclear Power Plant

         Cambridge Electric also has a 4% equity ownership interest in the Maine Yankee Nuclear Power Plant, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company (Maine Yankee). The plant has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation involving approximately 60% of the tubes which was well beyond Maine Yankee's expectations.

         Maine Yankee is currently evaluating alternative courses of action to remedy this situation including sleeving all 17,000 steam generator tubes, which could result in significant capital expenditures and an extended outage period. Maine Yankee estimates that it could take approximately six months and cost about $40 million to sleeve the tubes. At this time, Cambridge Electric cannot predict what action will be taken to resolve the situation. The Board of Directors of Maine Yankee will meet in late May to consider various options.

         (d) FERC Order No. 636

         As a result of implementing FERC Order 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from its customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. Commonwealth Gas has been billed a total of approximately $22.4 million from Tennessee Gas Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through March 31, 1995.

         In May 1995, the DPU allowed Commonwealth Gas to accelerate recovery of the transition costs that were incurred to date. These costs had been

<PAGE 9>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

   deferred and accumulated as a regulatory asset and were being recovered through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. The costs are now being recovered through the CGA over one-year that began May 1, 1995. The accelerated recovery period was permitted by the DPU due to the minimal impact on customers' bills. Any further transition costs will be recovered by Commonwealth Gas through the CGA as incurred. At March 31, 1995, a regulatory asset totaling $18.4 million was reflected in deferred charges. In addition, a related liability of $7.9 million was reflected in deferred credits.

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

         For the first three months of 1995, cash flows from operating activities amounted to approximately $63.2 million and reflect net income of $20.9 million and non cash items such as depreciation ($13.8 million), amortization ($3.4 million) and deferred income taxes (net of investment tax credits) which amounted to $284,000. The change in working capital since December 31, 1994, exclusive of cash, cash equivalents and interim financing, amounted to $20.3 million and had a significant positive impact on cash flows from operating activities, reflecting lower levels of inventory ($12.9 million), unbilled revenues ($6.6 million), prepaid taxes ($4.9 million), coupled with higher levels of accounts payable and accrued taxes of $10.7 million and $6.3 million, respectively. These factors were offset, in part, by a higher level of accounts receivable ($22.4 million). Also included as a current liability on the consolidated balance sheets at March 31, 1995 is $25.5 million relating to Commonwealth Electric's power contract buy-out with an independent power producer. This amount was paid in April 1995 and will be recovered with carrying charges over a seven-year period beginning in April 1995.

         Construction expenditures for the first three months of 1995 were approximately $11.6 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($8.2 million) and the payment of short-term borrowings ($44.9 million), were funded almost entirely with internally generated funds.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1995 and 1994 is shown below:

                                                        Three Months
                                                       Ended March 31,
                                                        1995 and 1994
                                                     Increase (Decrease)
                                                    (Dollars in Thousands)
Operating Revenues -
  Electric                                          $(19 730)     (11.5)%
  Gas                                                (27 571)     (20.3)
  Steam and other                                       (381)      (6.2)
                                                     (47 682)     (15.2)

Operating Expenses -
  Fuel and purchased power                           (14 913)     (14.6)
  Cost of gas sold                                   (20 271)     (28.4)
  Other operation and maintenance                       (832)      (1.3)
  Depreciation                                           862        6.7
  Taxes -
    Local property and other                             475        6.0
    Federal and state income                          (4 878)     (27.5)
                                                     (39 557)     (14.4)

Operating Income                                      (8 125)     (21.3)

Other Income                                           1 293      212.0

Income Before Interest Charges                        (6 382)     (17.6)

Interest Charges                                         186        1.7

Net Income                                            (7 018)     (25.1)

Dividends on preferred shares                            (15)      (5.1)

Earnings Applicable to Common Shares                $ (7 003)     (25.3)

Unit Sales -
  Electric - Megawatthours (MWH)
    Retail                                           (45 957)      (3.9)
    Wholesale                                       (778 749)     (66.5)
                                                    (824 706)     (34.9)

  Gas - Billions of British Thermal Units (BBTU)
    Firm                                              (3 020)     (15.8)
    Interruptible and other                            1 869         -
                                                      (1 151)      (6.0)

<PAGE 12>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The following is a summary of electric and gas unit sales for the three-month periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                        1995         1994
Electric Sales - MWH
  Residential                                          457 491      504 889
  Commercial                                           491 812      489 396
  Industrial                                            96 309       96 557
  Other                                                101 443      102 170
       Total retail sales                            1 147 055    1 193 012
  Wholesale to other systems                           392 457    1 171 206
       Total                                         1 539 512    2 364 218

Gas Sales - BBTU
  Residential                                            9 404       11 123
  Commercial                                             4 432        5 337
  Industrial                                             1 474        1 683
  Other                                                    801          988
       Total firm sales                                 16 111       19 131
  Off-system sales                                       1 413          -
  Quasi-firm sales                                         350          -
  Interruptible sales                                      153           47
       Total                                            18 027       19 178

         Electric Revenues, Fuel and Purchased Power Costs

         For the first three months of 1995, electric operating revenues declined approximately $19.7 million or 11.5% due to lower fuel and purchased power costs and lower unit sales due to extremely mild weather conditions compared to the record cold experienced during the first quarter of 1994.

         Fuel and purchased power costs decreased during the first quarter of 1995 by approximately $14.9 million or 14.6% due primarily to lower electric unit sales, lower fuel oil costs at Canal (a major supplier of electricity to the system) due to scheduled maintenance on Unit 1 and a decrease in power purchased from an independent power producer (IPP) reflecting the restructuring of a power contract that defers purchases for a six-year period. In January 1995, Commonwealth Electric terminated a long-term power contract with another IPP through a buy-out arrangement which will reduce future power costs.

         For the three-month period ending March 31, 1995, retail electric unit sales decreased 3.9% with most of this decline reflected in residential unit sales (9.4% decrease). Unit sales to commercial and industrial customers changed marginally from the first quarter of 1994 since these customer sectors draw less energy for heating. Wholesale unit sales declined nearly 67% during the current quarter due to the annual inspection and unscheduled turbine maintenance for Canal Unit 1; however, these sales have little, if any, impact on net income.

<PAGE 13>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         Historically, revenues collected through base rates have been designed to reimburse Commonwealth Electric and Cambridge Electric for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-approved recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, Commonwealth Electric and Cambridge Electric experience a revenue excess or shortfall to the extent that unit sales and/or the costs recoverable in base rates vary from test-period levels. During the first quarter of 1995, as a result of this recovery mechanism, revenues reflect an underrecovery of approximately $1.1 million of these capacity-related costs; however, revenues for 1994 included approximately $713,000 in excess of such capacity-related costs due to the recovery mechanism. This method of recovery decreased net income by approximately $653,000 in 1995 while increasing net income by $434,000 in 1994. This issue was addressed in settlement agreements approved by the DPU in May 1995 whereby Commonwealth Electric and Cambridge Electric will be allowed to defer for future recovery the capacity-related costs in excess of such costs currently included in Commonwealth Electric's retail base rates subject to certain limitations. (Refer to the "Rate Settlement Agreement" section for additional details.)

         Gas Revenues and Cost of Gas Sold

         For the first three months of 1995, gas operating revenues decreased approximately $27.6 million or 20.3% due primarily to a $20.3 million (28.4%) reduction in cost of gas sold and significantly lower firm unit sales offset, in part, by off-system sales and quasi-firm sales that began in 1994 and a slightly higher level of conservation and load management costs.

         Gas unit sales to firm customers declined 15.8% and reflect significant weather-related declines in all sectors including residential (15.5%), commercial (17%) and industrial (12.4%).

         Other Operating Expenses

         For the first three months of 1995, other operation and maintenance decreased 1.3% or $832,000 due to declines in the provision for bad debts ($501,000), conservation and load management costs ($440,000) and continued cost containment efforts at the electric, gas and corporate divisions offset, in part, by higher labor and benefit costs ($1.8 million) and increased maintenance costs relative to the Canal units ($531,000). Depreciation expense increased 6.7% or $862,000 due to higher levels of depreciable plant. The 6% increase in local property and other taxes is due to higher tax rates and assessments within the system's service terri-tory. The reduction in state and local income taxes of approximately 27% is due to a significantly lower level of taxable income ($11.9 million).

         Other Income and Interest Charges

         For the first quarter of 1995, other income increased by $1.3 million due to the partial reversal of a reserve that had been established

<PAGE 14>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  by Commonwealth Electric in December 1994 that related to a settlement negotiated with an outside party for certain costs associated with Commonwealth Electric's conservation and load management program ($1.4 million), the recovery of which has since been approved by the DPU. Also contributing to the increase were interest charges relating primarily to Commonwealth Electric's fuel charge stabilization ($390,000). These amounts were offset, somewhat, by a lower level of equity earnings and the timing of dividend payments from Cambridge Electric's investment in nuclear generating units and Canal's equity investment in Hydro-Quebec ($186,000).

         Total interest charges increased 1.7% during the first quarter despite a lower average level of short-term borrowings and an increase in the debt component of AFUDC due to higher short-term interest rates (which averaged 6.1% compared to 3.4% for the same period in 1994). Also contributing to this increase were higher interest charges relating to Commonwealth Gas Company's deferred gas costs ($361,000) and interest owed due to customer refunds ($177,000).

         Regulatory Matters

         Rate Settlement Agreement

         On May 3, 1995, the DPU approved settlement proposals sponsored jointly by Commonwealth Electric, Cambridge Electric and the Attorney General of Massachusetts. These joint petitions included the resolution of issues related to cost of service, rates, accounting matters and generating unit performance reviews. Commonwealth Electric's agreement:

    (1) implements a $2.7 million annual retail base rate decrease effective May 1, 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 to be refunded to Commonwealth Electric by Canal. Further, Commonwealth Electric is prevented from increasing retail base rates until October 1998;

    (2) limits Commonwealth Electric's return on equity as defined in the settlement, for the period through December 31, 1997;

    (3) terminates several 1987-1994 generating unit performance review proceedings pending before the DPU;

    (4) amends Commonwealth Electric's current fuel charge stabilization mechanism to include deferral (without carrying charges) of certain long-term purchased power and transmission capacity costs up to the original limits established for the fuel charge stabilization;

    (5) requires Commonwealth Electric to fully expense costs relating to postretirement benefits other than pensions in accordance with State-ment of Financial Accounting Standards No. 106 (FAS 106) and amortize the current deferred balance of $7.6 million over a ten-year period;

    (6) provides eligible Economic Development Rate customers with a discount of up to 30% but also requires these customers to provide Commonwealth Electric with a five-year notice if they intend to self-generate or acquire electricity from another provider; and

<PAGE 15>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    (7) prohibits Commonwealth Electric from seeking recovery of the costs incurred in realizing costs savings through a 1993 work force reduc-tion and restructuring, totaling approximately $3 million.

  Cambridge Electric's agreement:

    (1) implements a $1.5 million refund to Cambridge Electric's customers through the Fuel Charge during the third and fourth quarters of 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 to be refunded to Cambridge Electric by Canal;

    (2) allows Cambridge Electric to defer certain long-term purchased power and transmission capacity costs in excess of the amount of such capacity costs currently included in Cambridge Electric's base rates up to an annual amount of $2 million for recovery in its next general retail base rate case;

    (3) prohibits Cambridge Electric from seeking recovery of costs it incurred in obtaining costs savings by work force reduction and restructuring, totaling approximately $400,000; and

    (4) includes the DPU's withdrawal of all related requests, appeals, motions or other issues raised by parties regarding certain generating unit performance reviews.

    The system's management is encouraged by the support provided through the Office of the Attorney General and believes that these settlements will eliminate the need for potentially costly litigation and regulatory proceedings and, by moderating rate impacts and enabling the system to remain competitive in a changing environment, are in the best interest of the system and its customers.

         Rate Tariff Filing

         On March 15, 1995, Cambridge Electric filed four rate tariffs with the DPU to establish rates for its largest customers should they decide to generate their own power or purchase from another source while remaining in Cambridge. In an effort to protect its other customers from increased costs, Cambridge Electric is requesting that these large customers pay their share of the costs that were incurred on their behalf to ensure that their energy needs will be met at all times. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. A ruling is expected from the DPU in 1995.

         Environmental Matters

         Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. Commonwealth Gas is also involved in certain other known or

<PAGE 16>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first quarter of 1995. For further information on these matters, refer to the System's 1994 Annual Report on Form 10-K.

<PAGE 17>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The system is subject to legal claims and matters arising from the course of business, including its participation in power contract arbitrations involving the termination of a power purchase agreement with Eastern Energy Corporation as discussed more fully in the System's 1994 Annual Report on Form 10-K.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 4, 1995.

       (b) The three nominees, Sheldon A. Buckler, Betty L. Francis and Michael C. Ruettgers listed in the System's Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995 were elected to the Board of Trustees of Commonwealth Energy System.

       (c) As set forth in the System's Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995 as Item 2, a proposal to consent to an amendment to Section 6 of the System's Declaration of Trust, by removing the restriction which requires that each of the Trustees who are not Massachusetts residents be a resident of one of the New England States and replace it with the requirement that at least two-thirds of the Trustees shall at all times be residents of Massachusetts was voted upon and approved at the 1995 Annual Shareholders' Meeting. There were 8,272,462 (78.2%) Common Shares voted for this proposal, 396,688 (3.7%) Common Shares voted against, 180,534 (1.7%) Common Shares abstained and 1,736,225 (16.4%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

       (d) As set forth in the System's Notice of 1995 Annual Meeting, Proxy Statement and 1994 Financial Information dated March 31, 1995 as Item 3, a shareholder proposal, which was also presented at the 1991, 1992, 1993 and 1994 Annual Meeting, requesting the Board of Trustees to repeal the classified board and institute annual election of trustees was voted upon and failed to pass at the 1995 Annual Shareholders' Meeting. There were 1,713,558 (16.2%) Common Shares voted for this proposal, 5,510,161 (52.0%) Common Shares voted against, 379,064 (3.6%) Common Shares abstained and 2,983,126 (28.2%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

<PAGE 18>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 5.     Other Information

            On May 4, 1995, the System announced the appointment of Dr. Sheldon A. Buckler, age 63, as Chairman of The Board of Trustees. He succeeds Sinclair Weeks, Jr, age 72, who retired effective May 4, 1995. Dr. Buckler has been a member of the Board of Trustees since 1991 and also serves as director of the Nashua Corporation, Aseco Corporation, Parlex Corporation, Spectrum Information Technologies, Inc., Speech Systems, Inc. and Lord Corporation. Dr. Buckler also serves as vice chairman of the Board of Massachusetts Eye and Ear Infirmary. Dr. Buckler holds a doctorate in chemistry from Columbia University.

            Michael C. Ruettgers has been elected to the System's Board of Trustees effective May 4, 1995. Mr. Ruettgers, age 52, is currently the President and Chief Executive Officer of EMC Corporation (EMC) of Hopkinton, Massachusetts, a leading developer of data storage technology. Mr. Ruettgers holds an MBA from Harvard Business School and also serves on the board of directors of EMC and Cross Comm Corporation.

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1995.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1995.

<PAGE 19>


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


Date:  May 15, 1995