Form 10-Q
period 1995-06-30
COMMONWEALTH ENERGY SYSTEM
filed 1995-08-14
CIK 71304

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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

                                                     Outstanding at
         Class of Common Stock                       August 1, 1995

      Common Shares of Beneficial
      Interest, $4 par value                       10,706,391 shares
<PAGE 2>

                        PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)


                                                     June 30,    December 31,
                                                       1995         1994
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                           $1 059 780   $1 047 140
  Gas                                                   337 346      338 111
  Other                                                  60 137       59 213
                                                      1 457 263    1 444 464
  Less - Accumulated depreciation and
         amortization                                   484 552      461 310
                                                        972 711      983 154
  Add - Construction work in progress
        and nuclear fuel in process                      30 582       15 974
                                                      1 003 293      999 128

LEASED PROPERTY, net                                     15 544       15 729

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5% to 4.5%)         9 921        9 818
  Other investments                                       3 623        3 830
                                                         13 544       13 648

CURRENT ASSETS
  Cash and cash equivalents                               3 382        7 722
  Accounts receivable                                    82 211       92 157
  Unbilled revenues                                      11 849       33 161
  Inventories, at average cost                           25 486       33 586
  Prepaid taxes and other                                 6 438       14 664
                                                        129 366      181 290

DEFERRED CHARGES                                        161 694      134 921

                                                     $1 323 441   $1 344 716
<PAGE 3>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES


                                  (Unaudited)
                                                     June 30,    December 31,
                                                       1995         1994
                                                     (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,644,264 in 1995 and
        10,525,897 in 1994                           $   42 577   $   42 103
    Amounts paid in excess of par value                 107 492      103 168
    Retained earnings                                   228 599      217 726
                                                        378 668      362 997
  Redeemable preferred shares, less current
    sinking fund requirements                            14 410       14 660
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt         396 732      418 307
                                                        789 810      795 964

CAPITAL LEASE OBLIGATIONS                                13 805       14 098

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                               23 150       44 850
    Maturing long-term debt                              35 000       25 000
                                                         58 150       69 850

  Other Current Liabilities -
    Current sinking fund requirements                     6 793        6 793
    Accounts payable                                    113 901      117 953
    Accrued taxes                                        12 294       17 947
    Other                                                38 711       38 504
                                                        171 699      181 197
                                                        229 849      251 047

DEFERRED CREDITS
  Accumulated deferred income taxes                     163 548      160 944
  Unamortized investment tax credits
    and other                                           126 429      122 663
                                                        289 977      283 607

COMMITMENTS AND CONTINGENCIES

                                                     $1 323 441   $1 344 716


                            See accompanying notes.
<PAGE 4>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                  (Unaudited)

                                   Three Months Ended      Six Months Ended
                                    1995        1994       1995        1994
                                           (Dollars in Thousands)
OPERATING REVENUES
  Electric                         $137 482   $147 836    $288 995   $319 079
  Gas                                67 072     62 757     175 050    198 306
  Steam and other                     3 539      3 039       9 272      9 153
                                    208 093    213 632     473 317    526 538

OPERATING EXPENSES
  Fuel and purchased power           76 252     79 891     163 468    182 020
  Cost of gas sold                   39 419     36 515      90 555    107 922
  Other operation and maintenance    62 800     65 174     124 691    127 897
  Depreciation                       11 244     10 350      24 995     23 239
  Taxes -
    Local property and other          5 864      5 716      14 227     13 604
    Federal and state income         (4 040)     1 785       8 817     19 520
                                    191 539    199 431     426 753    474 202

OPERATING INCOME                     16 554     14 201      46 564     52 336

OTHER INCOME                          1 184        198       3 087        808

INCOME BEFORE INTEREST CHARGES       17 738     14 399      49 651     53 144

INTEREST CHARGES
  Long-term debt                      9 772      9 852      19 571     19 702
  Other interest charges              1 884        931       3 317      1 974
  Allowance for borrowed funds
    used during construction           (348)      (144)       (600)      (243)
                                     11 308     10 639      22 288     21 433
NET INCOME                            6 430      3 760      27 363     31 711
  Dividends on preferred shares         282        297         564        594
EARNINGS APPLICABLE TO
  COMMON SHARES                    $  6 148   $  3 463    $ 26 799   $ 31 117
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             10 624 812 10 382 879  10 595 564 10 355 670

EARNINGS PER COMMON SHARE             $ .58      $ .32       $2.53      $3.00
DIVIDENDS DECLARED PER
  COMMON SHARE                        $ .75      $ .75       $1.50      $1.50





                            See accompanying notes.
<PAGE 5>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                  (Unaudited)

                                                         1995         1994
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 27 363     $ 31 711
  Effects of noncash items -
    Depreciation and amortization                        30 987       29 937
    Deferred income taxes and investment
      tax credits, net                                     (577)       1 093
    Earnings from corporate joint ventures                 (763)        (849)
  Dividends from corporate joint ventures                   867          543
  Change in working capital, exclusive of cash,
    cash equivalents and interim financing               38 086       68 541
  All other operating items                             (20 887)     (24 208)
Net cash provided by operating activities                75 076      106 768

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                          (26 927)     (11 771)
      Gas                                                (6 150)      (8 303)
      Other                                                (522)         (80)
  Allowance for borrowed funds used during
    construction                                           (600)        (243)
Net cash used for investing activities                  (34 199)     (20 397)

FINANCING ACTIVITIES
  Sale of common shares                                   4 798        4 648
  Payment of dividends                                  (16 490)     (16 156)
  Payment of short-term borrowings                      (21 700)     (71 975)
  Long-term debt issue refunded                         (10 000)         -
  Sinking funds payments                                 (1 825)      (1 825)
Net cash used for financing activities                  (45 217)     (85 308)
Net increase (decrease) in cash and cash equivalents     (4 340)       1 063
Cash at beginning of period                               7 722        6 007
Cash and cash equivalents at end of period             $  3 382     $  7 070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 20 884     $ 20 570
    Income taxes                                       $  4 545     $  5 180





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

      Regulated subsidiaries of the System have established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the system are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that the adoption of SFAS 121, which the system expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations.
  However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at June 30, 1995 and December 31, 1994 were as follows:

                                                         1995         1994
                                                       (Dollars in Thousands)

  Purchased power contract buy-out                     $ 25 539     $    -
  Fuel charge stabilization                              23 503       16 638
  Postretirement benefit costs including pensions        23 354       20 129
  Yankee Atomic unrecovered plant and
      decommissioning costs                              16 168       18 368
  Seabrook related costs                                 11 095       12 648
  Deferred income taxes                                   9 626        5 537
  FERC Order 636 transition costs                         7 205       19 201
  Pilgrim nuclear plant litigation costs                  6 822        7 001
  Cannon Street generating plant abandonment, net         4 400        4 400
  Conservation and load management costs                  3 394        3 773
  Other                                                   4 566        4 042
      Total regulatory assets                          $135 672     $111 737
<PAGE 7>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The regulatory liabilities, reflected in the accompanying balance sheets and principally related to deferred income taxes, were $26.5 million and $17.3 million at June 30, 1995 and December 31, 1994, respectively.

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

      The unaudited financial statements for the periods ended June 30, 1995 and 1994, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

          Yankee Atomic Nuclear Power Plant

      In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the plant). At June 30, 1995, Cambridge Electric Light Company's (Cambridge Electric) and Common-wealth Electric Company's respective 2% and 2.5% investment in Yankee Atomic was approximately $1.1 million. The most recent cost estimate to perm-anently shut down the plant is approximately $359 million. The companies' share of this liability is $16.2 million and is currently reflected in the accompanying consolidated balance sheets as a liability and corresponding regulatory asset.
<PAGE 8>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

          Other Nuclear Plants

      Cambridge Electric also has equity ownership interests ranging from 2.5% to 4.5% in three operating nuclear generating facilities located in New England with contract expiration dates ranging from 2007 to 2012. Cambridge Electric is obligated to pay its proportionate share of the capacity and energy costs associated with these units, which include depreciation, operations and maintenance, a return on invested capital and the estimated cost of decommissioning the plants at the end of their estimated service lives. Cambridge Electric's estimated total decommissioning cost and associated market value share of decommissioning trust assets for these units is approximately $36 million and $13.3 million, respectively.

      (c) Maine Yankee Nuclear Power Plant

      One of the operating nuclear generating facilities that Cambridge Electric has an equity ownership interest in, the Maine Yankee Nuclear Power Plant, operated by Maine Yankee Atomic Power Company (Maine Yankee), has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation involving approximately 60% of the tubes which was well beyond Maine Yankee's expectations.

      After carefully evaluating alternative courses of action to remedy this situation, Maine Yankee announced in late May that it will begin repairs by sleeving all 17,000 steam generator tubes. This repair technique is a proven safe and technologically sound option commonly used in plants throughout the United States and the world. The repairs are estimated to cost approximately $40 million including Cambridge Electric's share of $1.6 million. Repairs began in June and are expected to be completed by the end of this year.

      (d) FERC Order No. 636

      In May 1995, the DPU allowed Commonwealth Gas to accelerate recovery of its FERC Order No. 636 transition costs that were incurred to date. These costs had been deferred and accumulated as a regulatory asset and were being recovered through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. The costs are now being recovered through the CGA over a one-year period that began May 1, 1995. The accelerated recovery period was permitted by the DPU due to the minimal impact on customers' bills. Any further transition costs will be recovered by Commonwealth Gas through the CGA as incurred. At June 30, 1995, a regulatory asset totaling $7.2 million was reflected in deferred charges. In addition, a related liability of $7.2 million was reflected in deferred credits.
<PAGE 9>

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

      For the first six months of 1995, cash flows from operating activities amounted to approximately $75.1 million and reflect net income of $27.4 million and noncash items such as depreciation ($25 million), amortization ($6 million) and deferred income taxes (net of investment tax credits) which amounted to ($577,000). The change in working capital since December 31, 1994, exclusive of cash, cash equivalents and interim financing, amounted to $38.1 million and had a significant positive impact on cash flows from operating activities, reflecting lower levels of unbilled revenues ($21.3 million), accounts receivable ($9.9 million), inventories ($8.1 million) and prepaid taxes and other ($8.2 million), offset, in part, by lower levels of accrued taxes and accounts payable of $5.7 million and $4.1 million, respectively. In addition, the change in all other operating items for the current six months includes $25.5 million relating to Commonwealth Electric Company's (Commonwealth Electric) power contract buy-out with an independent power producer. This amount was paid in April 1995 and will be recovered with carrying charges over a seven-year period that began in April 1995.

      Construction expenditures for the first six months of 1995 were approximately $34.2 million, including an allowance for funds used during construction and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($16.5 million), the payment of short-term borrowings ($21.7 million) and the refunding of long-term debt ($10 million) were funded almost entirely with internally generated funds.

  Results of Operations

      The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.
<PAGE 10>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1995 and 1994 and unit sales for these periods is shown below:

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                          1995 and 1994        1995 and 1994
                                                 Increase (Decrease)
                                               (Dollars in Thousands)
  Operating Revenues -
      Electric                          $(10 354)   (7.0)%   $(30 084)  (9.4)%
      Gas                                  4 315     6.9      (23 256) (11.7)
      Steam and other                        500    16.5          119    1.3
                                          (5 539)   (2.6)     (53 221) (10.1)

  Operating Expenses -
      Fuel and purchased power            (3 639)   (4.6)     (18 552) (10.2)
      Cost of gas sold                     2 904     8.0      (17 367) (16.1)
      Other operation and maintenance     (2 374)   (3.6)      (3 206)  (2.5)
      Depreciation                           894     8.6        1 756    7.6
      Taxes -
         Local property and other            148     2.6          623    4.6
         Federal and state income         (5 825) (326.3)     (10 703) (54.8)
                                          (7 892)   (4.0)     (47 449) (10.0)

  Operating Income                         2 353    16.6       (5 772) (11.0)

  Other Income                               986   498.0        2 279  282.1

  Income Before Interest Charges           3 339    23.2       (3 493)  (6.6)

  Interest Charges                           669     6.3          855    4.0

  Net Income                               2 670    71.0       (4 348) (13.7)

  Dividends on preferred shares              (15)   (5.1)         (30)  (5.1)

  Earnings Applicable to Common Shares  $  2 685    77.5     $ (4 318) (13.9)

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                              24 675     2.3      (21 283)  (0.9)
      Wholesale                         (784 701)  (74.8)  (1 563 449) (70.4)
                                        (760 026)  (35.9)  (1 584 732) (35.4)

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                   427     7.3       (2 545) (10.2)
      Interruptible and other               (324)  (14.8)       1 497   65.7
                                             103     1.3       (1 048)  (3.9)
<PAGE 11>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and six-month periods ended June 30, 1995 and 1994:

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1995      1994         1995      1994
  Electric Sales - MWH
      Residential                   392 619    386 628     850 110    891 517
      Commercial                    590 913    573 519   1 177 610  1 158 728
      Industrial                    105 941    104 840     202 250    201 397
      Other                           5 127      4 938      11 685     11 296
         Total retail sales       1 094 600  1 069 925   2 241 655  2 262 938
      Wholesale to other systems    263 853  1 048 554     656 310  2 219 759
         Total                    1 358 453  2 118 479   2 897 965  4 482 697

  Gas Sales - BBTU
      Residential                     3 459      3 238      12 863     14 361
      Commercial                      1 731      1 584       6 163      6 921
      Industrial                        765        711       2 239      2 394
      Other                             299        294       1 100      1 234
         Total firm sales             6 254      5 827      22 365     24 910
      Off-system sales                  967        -         2 380        -
      Quasi-firm sales                  520        -           870        -
      Interruptible sales               374      2 185         527      2 280
         Total                        8 115      8 012      26 142     27 190


  Electric Operating Revenues, Fuel and Purchased Power Costs

      For the second quarter and first six months of 1995, electric operating revenues decreased approximately $10.4 million and $30.1 million, respec-tively, from the corresponding periods in 1994 due primarily to declines of $13.4 million and $29.8 million in wholesale sales. However, fluctuations in the level of wholesale sales have little, if any, impact on net income. During the current six-month period, the decrease in operating revenues also reflected a 4.6% decline in retail unit sales to residential customers reflecting the extremely mild weather conditions during the first quarter of 1995 compared to the record cold experienced during the same period in 1994. Unit sales to commercial and industrial customers changed marginally from the first half of 1994 since these customer sectors draw less energy for heating. During the current quarter, retail unit sales increased 2.3% as sales to all customer classes increased, partially offsetting the revenue decline caused by the lower wholesale sales.

      In addition, the current three and six-month periods include reductions in fuel and purchased power costs of $3.6 million and $18.6 million, respectively, due mainly to a lower level of fuel oil costs at Canal Electric Company's (Canal) Unit 1 that reflected an annual inspection and unscheduled turbine maintenance. Also contributing to this decrease was the reduced availability of Canal Unit 2 and a decline in power purchased from an independent power producer (IPP) reflecting the restructuring of a power contract that defers purchases for a six-year period that began in early 1995. Slightly offsetting these reduced power sources was greater generation from Seabrook and an increase in power purchases from several
<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  other non-utility generators. During the first quarter of 1995, Common-wealth Electric successfully terminated a long-term power contract with another IPP through a buy-out arrangement which will reduce future power costs.

      Commonwealth Electric and Cambridge Electric Light Company (Cambridge Electric) have also received approval from the Massachusetts Department of Public Utilities (DPU) to recover in revenues certain current costs associated with conservation and load management (C&LM) programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. For the current six-month period, this item declined $1.3 million and $333,000 for Commonwealth Electric and Cambridge Electric, respectively.

      Historically, revenues collected through base rates have been designed to reimburse Commonwealth Electric and Cambridge Electric for all costs of operation other than fuel, the energy portion of purchased power, transmission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, Commonwealth Electric and Cambridge Electric experience a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in settlement agreements approved by the DPU in May 1995. (Refer to the "Rate Settlement Agreements" section for additional details.) In the current three and six-month periods, in accordance with the settlement agreements, approximately $1.7 million of these capacity-related costs were deferred for future recovery. During the current six-month period, the total undercollection of such capacity-related costs was $969,000 compared to $838,000 in 1994 as a result of this recovery mechanism. In the current three-month period, revenues included the recovery of approximately $63,000 in excess of such capacity-related costs compared to an undercollection of $942,000 in the same period for 1994. Net income would have been reduced by approximately $1 million in both the current three and six-month periods had the excess capacity-related costs not been deferred pursuant to the settlement agreements.

  Gas Operating Revenues and Cost of Gas Sold

      Gas operating revenues decreased $23.3 million (11.7%) during the first half of 1995 due mainly to a $17.4 million reduction in the cost of gas sold that reflected lower firm unit sales and lower gas costs offset, in part, by off-system and quasi-firm sales that began in 1994. Firm unit sales for the current six-month period decreased 10.2% reflecting declines to residential (10.4%), commercial (11%) and industrial (6.5%) customers due to the mild weather conditions experienced during the first quarter of 1995 compared to the record cold temperatures experienced for the same quarter of 1994 off-set, in part, by higher firm unit sales in all customer segments during the current quarter. For the first half of 1995, heating degree days totaled 3,806 compared to 4,242 for the same period in 1994, a decrease of 10.3%.
<PAGE 13>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Other Operating Expenses

      Other operation and maintenance decreased during the current quarter and first half of 1995 by 3.6% and 2.5%, respectively, due to lower C&LM costs ($1.3 million), a decline in the provision for bad debts reflecting improved collection experience ($555,000) and continued cost containment efforts offset, in part, by higher labor and benefit costs ($3.3 million) and increased maintenance costs relative to Canal Unit 1 ($2.2 million). The higher level of benefit costs reflects the full recognition of expenses relating to postretirement benefits other than pensions and the amortization of previously deferred postretirement benefits costs. (Refer to the "Rate Settlement Agreements" section for additional details.)

      Depreciation expense increased in both current periods due to a higher level of depreciable plant and, to a lesser degree, an adjustment to depreciation rates related to Canal Unit 1 during the second quarter. Local property and other taxes increased 2.6% and 4.6% in the current three and six-month periods due mainly to higher rates and assessments. The decrease in federal and state income taxes during the current periods reflects a significantly lower level of taxable income as well as an adjustment made in conjunction with the aforementioned settlement agreements.

  Other Income and Interest Charges

      Other income for the current three and six-month periods increased approximately $986,000 and $2.3 million, respectively, due primarily a higher level of interest income related to Commonwealth Electric's fuel charge stabilization deferral ($759,000) and carrying costs on the buy-out of a power contract ($684,000) with an independent power producer. The cost of the buy-out is being recovered from customers over a seven-year period. Other income for the current six-month period also reflects the partial reversal of a reserve related to certain costs associated with Commonwealth Electric's energy conservation program ($1.4 million), the recovery of which has since been approved by the DPU.

      Total interest charges for the current quarter and first six months of 1995 increased 6.3% and 4% due primarily to a higher level of interest on deferred gas costs ($995,000) offset, in part, by an increase in the debt component of allowance for funds used during construction ($357,000).

  Power Contract Arbitration

      On June 7, 1995, a three-member panel of arbitrators upheld the termination by Commonwealth Electric and Cambridge Electric (the Companies) of power contracts with Eastern Energy Corporation (Eastern), the developer of a proposed 300 MW coal-fired plant. In June 1989, the Companies agreed to buy 27% (50 MW and 33 MW, respectively) of the power to be produced by the proposed plant, originally scheduled to begin operation in January 1992. However, in May 1994, the Companies gave notice of termination of their power contracts with Eastern based upon its failure to meet the permitting, construction or operation milestones established by the contracts, obtain the required permits, commence construction or sell any additional power from the proposed plant. Efforts to reshape the power contracts to provide
<PAGE 14>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  a satisfactory arrangement were unsuccessful. In a letter dated June 30, 1994, Eastern objected to the notices of termination and invoked arbitration seeking $52 million from the Companies. The panel's decision is binding and prevents Eastern from further litigating or contesting the termination of the contracts in any other forum. This action is expected to save the Companies' customers approximately $100 million over the next ten years and as much as $225 million over twenty years.

  Regulatory Matters

      Rate Settlement Agreements

      In May 1995, the DPU approved settlement proposals sponsored jointly by Commonwealth Electric, Cambridge Electric and the Attorney General of Massachusetts which resolved issues related to cost of service, rates, accounting matters and generating unit performance reviews. Commonwealth Electric's agreement:

      (1) implements a $2.7 million annual retail base rate decrease effective May 1, 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 refunded in May 1995 to Commonwealth Electric by Canal. Further, the settlement imposes a moratorium on retail rate filings until October 1998;

      (2) limits Commonwealth Electric's return on equity as defined in the settlement, for the period through December 31, 1997;

      (3) terminates several 1987-1994 generating unit performance review proceedings pending before the DPU;

      (4) amends Commonwealth Electric's current fuel charge stabilization mechanism to include deferral (without carrying charges) of certain long-term purchased power and transmission capacity costs within the original limits established for the fuel charge stabilization deferral ($16 million in any given calendar year and $40 million over the life of the mechanism);

      (5) requires Commonwealth Electric to fully expense costs relating to postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 and amortize the current deferred balance of $8.6 million over a ten-year period;

      (6) provides eligible Economic Development Rate customers with a discount of up to 30% but also requires these customers to provide Commonwealth Electric with a five-year notice if they intend to self-generate or acquire electricity from another provider; and

      (7) prohibits Commonwealth Electric from seeking recovery of the costs incurred in realizing costs savings through a 1993 work force reduction and restructuring, totaling approximately $3 million.
<PAGE 15>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Cambridge Electric's agreement:

      (1) implements a $1.5 million refund to Cambridge Electric's customers through the Fuel Charge during the third and fourth quarters of 1995 including its share of excess deferred tax reserves related to Seabrook Unit No. 1 refunded in May 1995 to Cambridge Electric by Canal;

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

      Rate Tariff Filing

      In March 1995, Cambridge Electric filed four rate tariffs with the DPU to establish rates for its largest customers should they decide to generate their own power or purchase from another source while remaining in Cambridge. In an effort to protect its other customers from increased costs, Cambridge Electric has requested that these large customers pay their share of the costs that were incurred on their behalf to ensure that their energy needs will be met at all times. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. A ruling is expected from the DPU in 1995.

  Environmental Matters

      Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. Commonwealth Gas is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first half of 1995. For further information on these matters, refer to the System's 1994 Annual Report on Form 10-K.
<PAGE 16>

COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            The System is subject to legal claims and matters arising from its course of business, including its participation in a power contract arbitration proceeding involving the recovery of excess fuel charges billed to Commonwealth Electric Company for power purchases with Dartmouth Power Associates Limited Partnership. Also, Commonwealth Electric's and Cambridge Electric Light Company's decision to cancel power contracts with Eastern Energy Corporation was upheld by a binding arbitration panel decision in June 1995 (refer to "Power Contract Arbitration" in Part I, Item 2 - "Management's Discussion and Analysis of Results of Operations" section of this report).

Item 2. Changes in the Rights of the Company's Security Holders

        None

Item 3. Defaults by the Company on its Senior Securities

        None

Item 4. Results of Votes of Security Holders

        None

Item 5. Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10 - Material Contracts

10.1.43.1 System Power Sales Agreement by and between The Connecticut Light and Power Co., Western Massachusetts Electric Co., and Public Service Company of New Hampshire, as sellers, and Commonwealth Electric Company, as buyer, of power for peaking capacity and related energy, dated January 13, 1995, as effective June 1, 1995 and extending to October 31, 2000 (Filed as Exhibit 2 to Commonwealth Electric Company's Form 10-Q (June 1995), File 2-7749.)

10.1.54.3 First Amendment, dated November 7, 1994, to Power Sale Agreement by and between Commonwealth Electric Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 3 to Commonwealth Electric Company's Form 10-Q (June 1995), File 2-7749.)

10.1.54.4 First Amendment, dated November 7, 1994, to Power Sale Agreement by and between Cambridge Electric Light Company and Altresco Pitts-field, L.P. dated February 20, 1992 (Filed as Exhibit 2 to Cambridge Electric Light Company's Form 10-Q (June 1995), File 2-7909.)
<PAGE 17>

COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES


10.1.51.1 Second Amendment, dated June 23, 1994, to Power Purchase Agreement by and between Commonwealth Electric Company and Dartmouth Power Associates, L.P. dated September 5, 1989 (Filed as Exhibit 4 to Commonwealth Electric Company's Form 10-Q (June 1995), File 2-7749.)

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1995.

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1995.
<PAGE 18>

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


Date:  August 14, 1995