Form 10-Q
period 1995-09-30
COMMONWEALTH ENERGY SYSTEM
filed 1995-11-14
CIK 71304

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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

                                                    Outstanding at
         Class of Common Stock                      November 1, 1995

      Common Shares of Beneficial
      Interest, $4 par value                        10,762,906 shares
<PAGE 2>

                        PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)


                                                   September 30,  December 31,
                                                       1995          1994
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1 092 899     $1 047 140
  Gas                                                  341 309        338 111
  Other                                                 62 045         59 213
                                                     1 496 253      1 444 464
  Less - Accumulated depreciation and
         amortization                                  492 330        461 310
                                                     1 003 923        983 154
  Add - Construction work in progress
        and nuclear fuel in process                     11 711         15 974
                                                     1 015 634        999 128

LEASED PROPERTY, net                                    15 356         15 729

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5% to 4.5%)       10 043          9 818
  Other investments                                      3 679          3 830
                                                        13 722         13 648

CURRENT ASSETS
  Cash                                                   3 610          7 722
  Accounts receivable                                   69 959         92 157
  Unbilled revenues                                     11 354         33 161
  Inventories, at average cost                          30 573         33 586
  Prepaid taxes and other                               20 433         14 664
                                                       135 929        181 290

DEFERRED CHARGES                                       153 755        134 921

                                                    $1 334 396     $1 344 716
<PAGE 3>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES


                                  (Unaudited)
                                                   September 30,  December 31,
                                                       1995          1994
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,708,889 in 1995 and
        10,525,897 in 1994                          $   42 836     $   42 103
    Amounts paid in excess of par value                109 632        103 168
    Retained earnings                                  227 404        217 726
                                                       379 872        362 997
  Redeemable preferred shares, less current
    sinking fund requirements                           13 840         14 660
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        396 551        418 307
                                                       790 263        795 964

CAPITAL LEASE OBLIGATIONS                               13 737         14 098

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              22 675         44 850
    Maturing long-term debt                             35 000         25 000
                                                        57 675         69 850

  Other Current Liabilities -
    Current sinking fund requirements                    6 793          6 793
    Accounts payable                                   107 136        117 953
    Accrued taxes                                       27 466         17 947
    Other                                               39 677         38 504
                                                       181 072        181 197
                                                       238 747        251 047

DEFERRED CREDITS
  Accumulated deferred income taxes                    164 030        160 944
  Unamortized investment tax credits and other         127 619        122 663
                                                       291 649        283 607

COMMITMENTS AND CONTINGENCIES

                                                    $1 334 396     $1 344 716



                            See accompanying notes.
<PAGE 4>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                    1995        1994       1995        1994
                                           (Dollars in Thousands)
OPERATING REVENUES
  Electric                         $162 896   $174 421    $451 891   $493 500
  Gas                                41 393     46 251     216 443    244 557
  Steam and other                     2 638      2 627      11 910     11 780
                                    206 927    223 299     680 244    749 837

OPERATING EXPENSES
  Fuel and purchased power           85 624     95 279     247 540    277 190
  Cost of gas sold                   24 013     29 263     114 568    137 185
  Other operation and maintenance    59 708     62 185     184 399    190 082
  Depreciation                       10 800      9 724      35 795     32 963
  Taxes -
    Local property and other          5 307      5 470      19 534     19 074
    Federal and state income          3 955      3 502      12 772     23 022
                                    189 407    205 423     614 608    679 516

OPERATING INCOME                     17 520     17 876      65 636     70 321

OTHER INCOME (EXPENSE)                  425       (996)      1 960       (297)

INCOME BEFORE INTEREST CHARGES       17 945     16 880      67 596     70 024

INTEREST CHARGES
  Long-term debt                      9 527      9 942      29 098     29 644
  Other interest charges              1 675        830       4 992      2 804
  Allowance for borrowed funds
    used during construction           (373)      (108)       (973)      (351)
                                     10 829     10 664      33 117     32 097
NET INCOME                            7 116      6 216      34 479     37 927
  Dividends on preferred shares         279        294         843        888
EARNINGS APPLICABLE TO
  COMMON SHARES                    $  6 837   $  5 922    $ 33 636   $ 37 039
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             10 686 900 10 440 347  10 626 009 10 383 895

EARNINGS PER COMMON SHARE             $ .64      $ .57       $3.17      $3.57
DIVIDENDS DECLARED PER
  COMMON SHARE                        $ .75      $ .75       $2.25      $2.25





                            See accompanying notes.
<PAGE 5>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (Unaudited)

                                                         1995         1994
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                           $ 34 479     $ 37 927
  Effects of noncash items -
    Depreciation and amortization                        45 308       43 066
    Deferred income taxes and investment
      tax credits, net                                     (752)       6 506
    Earnings from corporate joint ventures               (1 208)      (1 313)
  Dividends from corporate joint ventures                 1 134          962
  Change in working capital, exclusive of cash
    and interim financing                                41 124       51 708
  Buy-out of power contract                             (25 500)         -
  All other operating items                              10 645      (31 450)
Net cash provided by operating activities               105 230      107 406

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                          (42 898)     (19 818)
      Gas                                               (10 456)     (11 351)
      Other                                              (2 660)        (282)
  Allowance for borrowed funds used during
    construction                                           (973)        (351)
Net cash used for investing activities                  (56 987)     (31 802)

FINANCING ACTIVITIES
  Sale of common shares                                   7 197        6 985
  Payment of dividends                                  (24 801)     (24 295)
  Payment of short-term borrowings                      (22 175)     (58 050)
  Long-term debt issue refunded                         (10 000)         -
  Sinking funds payments                                 (2 576)      (2 576)
Net cash used for financing activities                  (52 355)     (77 936)
Net decrease in cash                                     (4 112)      (2 332)
Cash at beginning of period                               7 722        6 007
Cash at end of period                                  $  3 610     $  3 675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 30 578     $ 29 635
    Income taxes                                       $ 12 357     $ 14 088




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

      Regulated subsidiaries of the System have established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the system are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Account-ing for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that the adoption of SFAS 121, which the system will adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at September 30, 1995 and December 31, 1994 were as follows:

                                                         1995         1994
                                                       (Dollars in Thousands)

  Purchased power contract buy-out                     $ 24 873     $    -
  Postretirement benefit costs including pensions        23 977       20 129
  Fuel charge stabilization                              22 671       16 638
  Yankee Atomic unrecovered plant and
      decommissioning costs                              15 791       18 368
  Seabrook related costs                                 10 300       12 648
  Deferred income taxes                                   9 667        5 537
  Pilgrim nuclear plant litigation costs                  6 733        7 001
  FERC Order 636 transition costs                         6 616       19 201
  Cannon Street generating plant abandonment, net         4 394        4 400
  Conservation and load management costs                  3 187        3 773
  Other                                                   3 931        4 042
      Total regulatory assets                          $132 140     $111 737
<PAGE 7>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The regulatory liabilities, reflected in the accompanying balance sheets and principally related to deferred income taxes, were $24.4 million and $17.3 million at September 30, 1995 and December 31, 1994, respectively.

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

      The unaudited financial statements for the periods ended September 30, 1995 and 1994, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

      (b) Decommissioning of Nuclear Power Plants

      The system, through Canal Electric Company (Canal), has a 3.52% joint-ownership interest in the Seabrook nuclear power plant. Canal and the other joint owners have established a decommissioning fund to cover post opera-tional decommissioning costs. The estimated cost to decommission the plant is $394 million. Canal's share of this liability (approximately $13.6 million), less its share of the market value of the decommissioning trust (approximately $1.4 million), is approximately $12.5 million.

          Yankee Atomic Nuclear Power Plant

      In February 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) agreed to permanently discontinue power operation and decommission the Yankee Nuclear Power Station (the plant). At September 30, 1995, Cambridge Electric Light Company's (Cambridge Electric) and Commonwealth Electric Company's (Commonwealth Electric) respective 2% and 2.5% investment in Yankee Atomic was approximately $1.1 million. The most recent cost estimate to permanently shut down the plant is approximately $350 million. The companies' share of this liability is $15.8 million and is currently reflected in the accompanying consolidated balance sheets as a liability and corresponding regulatory asset.
<PAGE 8>

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

      (c) FERC Order No. 636

      In May 1995, the DPU allowed Commonwealth Gas to accelerate recovery of its FERC Order No. 636 transition costs that were incurred to date. These costs had been deferred and accumulated as a regulatory asset and were being recovered through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. The costs are now being recovered through the CGA over a one-year period that began May 1, 1995. The accelerated recovery period was permitted by the DPU due to the minimal impact on customers' bills. At September 30, 1995, a regulatory asset totaling $6.6 million was reflected in deferred charges. In addition, a related liability of $6.6 million was included in deferred credits. Any further transition costs will be recovered by Commonwealth Gas through the CGA as incurred.
<PAGE 9>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Condition

      Capital resources of the System and its subsidiaries are derived principally from retained earnings and equity funds provided through the System's Dividend Reinvestment and Common Share Purchase Plan (DRP). Supplemental interim funds are borrowed on a short-term basis and, when necessary, replaced with new equity and/or debt issues through permanent financing secured on an individual company basis. Arrangements for bank lines of credit totaled $90 million in committed lines and $75 million in uncommitted lines at September 30, 1995, at which time approximately
  $142 million was available to the system. The system purchases 100% of all subsidiary common stock issues and provides, to the extent possible, a portion of the subsidiaries' short-term financing needs. These capital resources provide the funds required for the subsidiary companies' construction programs, current operations, debt service and other capital requirements.

      For the current nine-month period, cash flows from operating activities amounted to approximately $105.2 million and reflect net income of $34.5 million and noncash items such as depreciation ($35.8 million) and amort-ization ($9.5 million). The change in working capital since December 31, 1994, exclusive of changes in cash ($4.1 million) and interim financing ($22.2 million), amounted to $41.1 million and had a significant positive impact on cash flows from operating activities, reflecting lower levels of unbilled revenues ($21.8 million), accounts receivable ($22.2 million) and inventories ($3 million) and a higher level of accrued taxes ($9.5 million) offset, in part, by an increase in prepaid taxes and other assets ($5.8 million) and a decline in accounts payable ($10.8 million). In addition, the current nine-month period reflects $25.5 million relating to Commonwealth Electric's power contract buy-out with an independent power producer (IPP). This amount was paid in April 1995 and is being recovered with carrying charges over a seven-year period that began in April 1995.

      Construction expenditures for the current nine-month period were approximately $57 million, including an allowance for funds used during construction and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($24.8 million), the payment of short-term borrowings ($22.2 million) and the refunding of long-term debt ($10 million) were funded almost entirely with internally generated funds.

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

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1995 and 1994 and unit sales for these periods are shown below:

                                       Three Months Ended    Nine Months Ended
                                                 Increase (Decrease)
                                               (Dollars in Thousands)
  Operating Revenues -
      Electric                          $(11 525)   (6.6)%   $(41 609)  (8.4)%
      Gas                                 (4 858)  (10.5)     (28 114) (11.5)
      Steam and other                         11     0.4          130    1.1
                                         (16 372)   (7.3)     (69 593)  (9.3)

  Operating Expenses -
      Fuel and purchased power            (9 655)  (10.1)     (29 650) (10.7)
      Cost of gas sold                    (5 250)  (17.9)     (22 617) (16.5)
      Other operation and maintenance     (2 477)   (4.0)      (5 683)  (3.0)
      Depreciation                         1 076    11.1        2 832    8.6
      Taxes -
         Local property and other           (163)   (3.0)         460    2.4
         Federal and state income            453    12.9      (10 250) (44.5)
                                         (16 016)   (7.8)     (64 908)  (9.6)

  Operating Income                          (356)   (2.0)      (4 685)  (6.7)

  Other Income                             1 421   142.7        2 257  759.9

  Income Before Interest Charges           1 065     6.3       (2 428)  (3.5)

  Interest Charges                           165     1.5        1 020    3.2

  Net Income                                 900    14.5       (3 448)  (9.1)

  Dividends on preferred shares              (15)   (5.1)         (45)  (5.1)

  Earnings Applicable to Common Shares  $    915    15.5     $ (3 403)  (9.2)

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                               8 624     0.4      (12 658)  (0.4)
      Wholesale                         (218 937)  (25.3)  (1 782 387) (57.8)
                                        (210 313)   (9.9)  (1 795 045) (27.2)

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                   181     5.6       (2 364)  (8.4)
      Interruptible and other             (2 076)  (71.6)        (579)  (9.4)
                                          (1 895)  (26.7)      (2 943)  (8.6)
<PAGE 11>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and nine-month periods ended September 30, 1995 and 1994:

                                   Three Months Ended     Nine Months Ended
                                     1995      1994         1995      1994
  Electric Sales - MWH
      Residential                   471 063    468 998   1 321 173  1 360 515
      Commercial                    685 905    675 050   1 863 515  1 833 778
      Industrial                    108 621    113 108     310 871    314 505
      Other                           5 288      5 097      16 973     16 392
         Total retail sales       1 270 877  1 262 253   3 512 532  3 525 190
      Wholesale to other systems    646 624    865 561   1 302 934  3 085 321
         Total                    1 917 501  2 127 814   4 815 466  6 610 511

  Gas Sales - BBTU
      Residential                     1 444      1 413      14 307     15 774
      Commercial                      1 044        953       7 207      7 874
      Industrial                        746        720       2 985      3 114
      Other                             153        120       1 253      1 354
         Total firm sales             3 387      3 206      25 752     28 116
      Off-system sales                  976        -         3 356        -
      Quasi-firm sales                  579        -         1 449        -
      Interruptible sales               267      3 898         794      6 178
         Total sales                  5 209      7 104      31 351     34 294
      Transportation                    653        300       1 945      1 031
         Total                        5 862      7 404      33 196     35 325


  Electric Operating Revenues, Fuel and Purchased Power Costs

      For the current quarter and nine-month period, electric operating revenues decreased approximately $11.5 million (6.6%) and $41.6 million (8.4%), respectively, as compared to the same periods in 1994 due mainly to lower unit sales, primarily wholesale sales. However, fluctuations in the level of wholesale sales have little, if any, impact on net income. In addition, during the current nine-month period retail unit sales to residential customers declined 2.9% reflecting the extremely mild weather conditions during the first quarter of 1995 compared to the record cold experienced during the same period in 1994. Somewhat offsetting the decline in residential sales in the nine-month period were higher unit sales to commercial customers (1.6%). Retail unit sales during the current quarter were virtually unchanged compared to the same period in 1994.

      The lower level of fuel and purchased power costs ($9.7 million and $29.7 million) during the current three and nine-month periods was due primarily to lower fuel oil costs at Canal Unit 1 reflecting a combination of scheduled maintenance and other repairs to the Unit 1 turbine which kept the unit out of service until August 1995. Also contributing to this decrease was the reduced availability of Canal Unit 2 and the successful renegotiation of a contract with an IPP completed earlier this year that defers purchases for a six-year period. Also, in January 1995, Commonwealth Electric terminated a long-term power contract with another IPP through a buy-out arrangement which has reduced power costs and will provide greater savings in the future. Slightly offsetting these reductions was greater
<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  generation from Seabrook and an increase in power purchases from several smaller power producers.

      Commonwealth Electric and Cambridge Electric have received approval from the DPU to recover in revenues certain current costs associated with conservation and load management (C&LM) programs through the operation of a Conservation Charge decimal on a dollar-for-dollar basis. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues. For the current nine-month period, this item declined $1.8 million and $755,000 for Commonwealth Electric and Cambridge Electric, respectively.

      Historically, revenues collected through base rates have been designed to reimburse Commonwealth Electric and Cambridge Electric for all costs of operation other than fuel, the energy portion of purchased power, trans-mission and C&LM costs, and provide a fair return on capital invested in the business. However, as a result of a DPU-mandated recovery mechanism for capacity-related costs associated with certain long-term purchased power contracts, Commonwealth Electric and Cambridge Electric experience a revenue excess or shortfall when unit sales and/or the costs recoverable in base rates vary from test-period levels. This issue, which has had a significant impact on net income, was addressed in settlement agreements approved by the DPU in May 1995. (Refer to the "Rate Settlement Agreements" section for additional details.) During the current three and nine-month periods, approximately $2.2 million and $569,000 of revenues in excess of associated capacity-related costs were deferred pursuant to the settlement agreements. The current nine-month period also includes $969,000 of capacity-related costs not recovered in revenues that were incurred prior to the implemen-tation of the settlements. For the same periods in 1994, revenues included approximately $1.9 million and $1.1 million in excess of associated capacity-related costs due to the recovery mechanism. As a result of this issue, net income was approximately $1.2 million lower in the current quarter and $1.3 million lower in the current nine-month period.

  Gas Operating Revenues and Cost of Gas Sold

      Gas operating revenues decreased $28.1 million or 11.5% for the current nine-month period due mainly to a $22.6 million reduction in the cost of gas sold that reflected a lower level of firm unit sales. This decrease was also attributed to lower interruptible unit sales offset, in part, by higher transportation volume and off-system and quasi-firm sales that began in 1994. During the current quarter, gas operating revenues decreased by $4.9 million or 10.5% due to a $5.3 million decrease in the cost of gas sold and lower interruptible unit sales partially offset by higher transportation volume, off-system and quasi-firm sales and an increase in firm unit sales.

      Firm unit sales decreased 8.4% during the current nine-month period as sales to all customer classes declined due to mild weather experienced throughout the region during the first quarter compared to a colder than normal first quarter last year. Heating degree days for the current nine months totaled 4,055 compared to 4,449 for the same period in 1994, a decrease of 8.9%. Firm unit sales were 5.6% higher during the current quarter as heating degree days were 249 compared to 207 for the same period in 1994. Although interruptible sales decreased significantly during both
<PAGE 13>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  current periods, fluctuations in these sales have little, if any, impact on net income. The contribution of off-system and quasi-firm sales to total sales had no impact on net income. One-half of the margin realized on these sales was used to reduce the cost of gas to firm customers. The remaining half is being deferred pending DPU approval of margin sharing proposals that are expected to be filed later this year for quasi-firm sales and early next year for off-system sales.

  Other Operating Expenses

      Other operation and maintenance decreased by approximately 4% and 3% during the current quarter and first nine months of 1995, respectively, due primarily to lower C&LM costs ($1.5 million and $2.8 million) and a decline in the provision for bad debts reflecting improved collection experience ($207,000 and $762,000) offset, in part, by higher labor costs ($630,000 and $2.7 million) and employee benefit costs ($511,000 and $1.7 million). The decrease during the current nine-month period was also offset by higher maintenance costs ($1.2 million) reflecting scheduled maintenance and other repairs to the Canal Unit 1 turbine. The higher level of benefit costs reflects the full recognition of expenses relating to postretirement benefits other than pensions and the amortization of previously deferred postretirement benefits costs. (Refer to the "Rate Settlement Agreements" section for additional details.)

      Depreciation expense increased 11.1% and 8.6% in the current three and nine-month periods due mainly to a higher level of depreciable property, plant and equipment. The increase in the nine-month period also reflects an adjustment to depreciation rates related to Canal Unit 1 during the second quarter. Local property and other taxes increased 2.4% during the current nine-month period due mainly to higher rates and assessments offset, in part, by a $201,000 adjustment to the 1995 property tax estimate made by Commonwealth Electric. The decrease in local property and other taxes during the current three-month period reflects the aforementioned estimate adjustment offset, in part, by higher rates and assessments. Federal and state income taxes decreased $10.3 million or 44.5% during the current nine-month period due to a significantly lower level of pretax income and a tax adjustment in conjunction with the aforementioned settlement agreements with the DPU. The increase in federal and state income taxes during the current quarter reflects the level of pretax income.

  Other Income and Interest Charges

      The increase in other income for the current nine-month period was due primarily to the partial reversal of a reserve related to certain costs associated with Commonwealth Electric's energy conservation program, the recovery of which was subsequently approved by the DPU. The increase in the current quarter was due to the absence of the reserve recorded in the same quarter in 1994.

      Total interest charges for the current nine-month period increased 3.2% due to an increase in interest on deferred gas costs ($1.6 million) and higher interest rates on a greater level of short-term borrowings offset, in part, by an increase in the debt component of allowance for funds used during construction ($622,000).
<PAGE 14>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Regulatory Matters

      Electric Industry Restructuring

      On August 16, 1995, the DPU issued an order calling for the restruc-turing of the electric utility industry in Massachusetts. The stated purpose of the restructuring effort is to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with minimum impact on the environment. The electric utility industry will ultimately be functionally separated into three segments to help meet this objective: generation, distribution and transmission. A coalition of state agencies, businesses, environmental groups and utility companies, including Commonwealth Electric and Cambridge Electric, worked together sharing ideas and opinions and proposed eighteen principles for a restructured electric utility industry. The DPU agreed with several of the coalition's suggestions and, in its order, identified the following seven principles:

      (1)  provide the broadest possible customer choice;

      (2) provide all customers with an opportunity to share in the benefits of increased competition;

      (3)  ensure full and fair competition in power generation markets;

      (4) functionally separate generation, transmission and distribution services;

      (5) ensure electric service to all customers, including low-income customers;

      (6)  support and further the goals of environmental regulation; and

      (7)  provide incentives for better utility performance.

      Also, five principles to guide the transition from a regulated to a competitive industry structure were established in the order. These principles are:

      (1)  honor existing commitments;

      (2)  separate component costs of electricity on customer bills;

      (3)  seek to provide near-term rate relief;

      (4)  maintain conservation programs; and

      (5) ensure that the transition is orderly and expeditious while minimizing customer confusion.
<PAGE 15>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      In addition, the order cites that utilities should have a reasonable opportunity to recover stranded costs associated with commitments previously incurred to provide reliable electric service.

      All utilities are required to submit proposals detailing how they plan to move into a competitive market structure. Commonwealth Electric's and Cambridge Electric's proposal is due by August 16, 1996.

      Stranded Investment Charge Approved

      On September 29, 1995, the DPU issued a ruling largely approving four rate tariffs, including a Customer Transition Charge (CTC), that were filed by Cambridge Electric on March 15, 1995. The CTC will protect remaining customers from paying certain costs, often referred to as stranded investment costs, that were incurred to provide electric service to large customers that meet certain usage requirements and remain within Cambridge Electric's service area but decide to purchase their power from another source or generate their own power. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the aforementioned restructuring order which endorsed, in principle, the recovery of stranded investment costs.

      Through the CTC, Cambridge Electric will initially recover 75% of net stranded investment costs as calculated by Cambridge Electric in its proposal. Cambridge Electric's other rates include the Supplemental Service Rate, the Standby Service Rate and the Maintenance Service Rate each of which were approved with only minor changes. Cambridge Electric is encouraged by the DPU's position on recovery of stranded investment costs and expects to address recovery of the remaining 25% in its restructuring filing.

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

      (3) terminates several 1987-1994 generating unit performance review proceedings pending before the DPU;
<PAGE 16>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      (4) amends Commonwealth Electric's current fuel charge stabilization mechanism to include deferral (without carrying charges) of certain long-term purchased power and transmission capacity costs within the original limits established for the fuel charge stabilization deferral ($16 million in any given calendar year and $40 million over the life of the mechanism);

      (5) requires Commonwealth Electric to fully expense costs relating to postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106 and amortize the deferred balance of $8.6 million over a ten-year period;

      (6) provides eligible Economic Development Rate customers with a discount of up to 30% but also requires these customers to provide Commonwealth Electric with a five-year notice if they intend to self-generate or acquire electricity from another provider; and

      (7) prohibits Commonwealth Electric from seeking recovery of the costs incurred in realizing cost savings through a 1993 work force reduction and restructuring, totaling approximately $3 million.

  Cambridge Electric's agreement:

      (1) implements a $1.5 million refund to Cambridge Electric's customers through the Fuel Charge during the third and fourth quarters of 1995 including its share of excess deferred tax reserves related to Seabrook Unit 1 refunded in May 1995 to Cambridge Electric by Canal;

      (2) allows Cambridge Electric to defer certain long-term purchased power and transmission capacity costs in excess of the amount of such capacity costs currently included in Cambridge Electric's base rates up to an annual amount of $2 million for recovery in its next general retail base rate case;

      (3) prohibits Cambridge Electric from seeking recovery of costs it incurred in obtaining cost savings through a work force reduction and restructuring, totaling approximately $400,000; and

      (4) includes the DPU's withdrawal of all related requests, appeals, motions or other issues raised by parties regarding certain generating unit performance reviews.

      The system's management is encouraged by the support provided through the Office of the Attorney General and believes that these settlements will eliminate the need for potentially costly litigation and regulatory proceedings and, by moderating rate impacts and enabling the system to remain competitive in a changing environment, the settlements are in the best interest of the system and its customers.

<PAGE 17>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Environmental Matters

      Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. Commonwealth Gas and other system subsidiaries are also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the current nine-month period. For further information on these matters, refer to the System's 1994 Annual Report on Form 10-K.
<PAGE 18>

COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The System is subject to legal claims and matters arising from its course of business.

Item 2. Changes in the Rights of the Company's Security Holders

        None

Item 3. Defaults by the Company on its Senior Securities

        None

Item 4. Results of Votes of Security Holders

        None

Item 5. Other Information

        Effective October 1, 1995, John A. Whalen, formerly the System's Comptroller, was appointed Vice President and General Manager of COM/Energy Services Company, an affiliate of the System. James D. Rappoli, the System's Financial Vice President and Treasurer, assumed Mr. Whalen's former duties as Comptroller.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

        Exhibit 3 - Declaration of Trust

                  Commonwealth Energy System (Registrant)

3.1.1 Filed herewith as Exhibit 1 is the Declaration of Trust of CES dated December 31, 1926, as amended by vote of the shareholders and trustees May 4, 1995.

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 2 is the Financial Data Schedule for the nine months ended September 30, 1995.

        Filed herewith as Exhibit 3 is the restated Financial Data Schedule for the nine months ended September 30, 1994.

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1995.
<PAGE 19>

                          COMMONWEALTH ENERGY SYSTEM

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMONWEALTH ENERGY SYSTEM
                                                  (Registrant)


                                            Principal Financial and
                                            Accounting Officer:



                                            JAMES D. RAPPOLI
                                            James D. Rappoli,
                                            Financial Vice President
                                              and Treasurer



Date:  November 13, 1995