Form 10-K
period 1995-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1996-03-29
CIK 71304

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

       For the fiscal year ended December 31, 1995

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996: $473,652,872

Common Shares outstanding at March 15, 1996:  10,764,838 shares

Document Incorporated by Reference             Part in Form 10-K

Notice of 1996 Annual Meeting, Proxy State-
ment and 1995 Financial Information, dated
March 29, 1996 (pages as specified herein)     Parts I, II and III

            List of Exhibits begins on page 21 of this report.

<PAGE 2>


                        COMMONWEALTH ENERGY SYSTEM

                             TABLE OF CONTENTS

                                  PART I
                                                               PAGE
Item   1. Business............................................... 3
             General............................................. 3
             Electric Power Supply............................... 5
             Power Supply Commitments and Support Agreements..... 7
             Electric Fuel Supply................................ 7
             Nuclear Fuel Supply and Disposal.................... 8
             Gas Supply.......................................... 9
             Rates, Regulation and Legislation...................10
             Competition.........................................13
             Segment Information.................................14
             Environmental Matters...............................14
             Construction and Financing..........................14
             Employees...........................................14

Item  2.  Properties.............................................15

Item  3.  Legal Proceedings......................................15

Item  4.  Submission of Matters to a Vote of Security Holders....16

                                  PART II
Item  5.  Market for the Registrant's Securities and Related
          Stockholder Matters....................................17

Item  6.  Selected Financial Data................................17

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................17

Item  8.  Financial Statements and Supplementary Data............18

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure....................18

                                 PART III
Item 10.  Trustees and Executive Officers of the Registrant......19

Item 11.  Executive Compensation.................................20

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.............................................20

Item 13.  Certain Relationships and Related Transactions.........20

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K............................................21

Signatures........................................................48

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

      The five real estate subsidiaries are: Darvel Realty Trust, which is a joint-owner of the Riverfront Office Park complex in Cambridge; COM/Energy Acushnet Realty, which leases land to Hopkinton LNG Corp. (Hopkinton); COM/Energy Research Park Realty, which was organized to develop a research building in Cambridge; COM/Energy Cambridge Realty, which was organized to hold various properties; and COM/Energy Freetown Realty (Freetown), which was organized in 1986 to purchase and develop 596 acres of land in Freetown, Massachusetts. As a result of unsuccessful efforts to develop an energy park on this site, the System wrote down its investment in the Freetown project in 1991 and plans to sell the property.

      Each of the operating utility subsidiaries serves retail customers except for Canal Electric Company (Canal) which operates an electric generating station located in Sandwich, Massachusetts. The station consists of two oil-fired steam electric generating units: Canal Unit 1, with a rated capacity of 569 MW, wholly-owned by Canal; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by Canal and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 is operated under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expenses. In October 1993, Canal reached an agreement with Montaup and Algonquin Gas Transmission Company (AGT) to build a new

<PAGE 4>


                        COMMONWEALTH ENERGY SYSTEM

natural gas pipeline that will serve Unit 2, which will be modified to burn gas in addition to oil. The first phase of the project was completed in July 1995 when a 1,400 foot gas pipeline was installed 80 feet below the surface of the Cape Cod Canal. The second phase involves the construction of a four-mile pipeline that will ultimately connect Unit 2 to the AGT pipeline system. The project will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and will strengthen Canal's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in mid-1996.

      Electric service is furnished by Cambridge Electric Light Company (Cam-bridge Electric) and Commonwealth Electric Company (Commonwealth Electric) at retail to approximately 312,000 year-round and 47,500 seasonal customers in 41 communities in eastern Massachusetts covering 1,112 square miles and having an aggregate population of 645,000. The territory served includes the communities of Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. Cambridge Electric also sells power at wholesale to the Town of Belmont, Massachusetts.

      Natural gas is distributed by Commonwealth Gas Company (Commonwealth
Gas) to approximately 233,000 customers in 49 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1,128,000. Twelve of these communities are also served by system companies with electricity. Some of the larger communities served by Commonwealth Gas include Cambridge, Somerville, New Bedford, Plymouth, Worcester, Framingham, Dedham and the Hyde Park area of Boston.

      Steam, which is produced by Cambridge Electric in connection with the generation of electricity, is purchased by COM/Energy Steam and, together with its own production, is distributed to 20 customers in Cambridge and one customer (Massachusetts General Hospital) in Boston. Steam is used for space heating and other purposes.

      Industry in the territories served by system companies is highly diversified. The larger industrial customers include high-technology firms and manufacturers of such products as photographic equipment and supplies, rubber products, textiles, wire and other fastening devices, abrasives and grinding wheels, candy, copper and alloys, and chemicals. Among customers served is a major educational institution, Harvard University (Harvard). In March 1994, Cambridge Electric was successful in negotiating a seven-year service agreement with Harvard whose sales in 1995 and 1994 accounted for approximately 2.1% and 1.6%, respectively, of the system's total unit sales.

      Another major educational institution customer, the Massachusetts Institute of Technology (MIT), completed the construction of a 19 MW natural gas-fired cogeneration facility. MIT had been receiving full-service from Cambridge Electric through September 15, 1995 but anticipates that this cogeneration facility will meet approximately 94% of its power, heating and cooling requirements. Sales to MIT in 1995 and 1994 accounted for approximately 1.6% and 1.8%, respectively, of the system's total unit sales. For further information refer to the "Regulation" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report.

<PAGE 5>


                        COMMONWEALTH ENERGY SYSTEM

      Electric Power Supply

      To satisfy demand requirements and provide required reserve capacity, the system supplements its generating capacity by purchasing power on a long and short-term basis through capacity entitlements under power contracts with other New England and Canadian utilities and with Qualifying Facilities and other non-utility generators through a competitive bidding process that is regulated by the Massachusetts Department of Public Utilities (DPU).

      System companies own generating facilities with a net capability at the time of peak load totaling 1,108 MW including 569 MW provided by Canal Unit 1, of which three-quarters (424.5 MW) is sold to neighboring utilities under long-term contracts, and 290 MW provided by Canal Unit 2. Another 126.3 MW is provided by various smaller system units. Of the 560.8 MW available to the system, 63.3 MW are used principally for peaking purposes. A 3.52% ownership interest in the Seabrook 1 nuclear power plant provides 40.7 MW of capability to the system and Central Maine Power Company's Wyman Unit 4, an oil-fired facility in which the system has a 1.4% joint-ownership interest, provides 8.8 MW. Additionally, in 1993, Canal extended an agreement with New England Power Company (NEP) whereby 50 MW of Canal Unit 2 (previously 20 MW) is exchanged for 50 MW of Bear Swamp Unit Nos. 1 and 2 through April 1997. The Bear Swamp Units are pumped storage hydroelectric generating facilities. These contracts are designed to reduce the system's reliance on oil.

      In addition, through Canal's equity ownership in Hydro-Quebec Phase II, the system has an entitlement of 67.9 MW. Purchase power arrangements were also in place with four natural gas-fired cogenerating units in Massachusetts totaling 205.3 MW. The system also receives 67 MW from a waste-to-energy plant and has entitlements totaling 23.6 MW through contracts with four hydroelectric suppliers.

      Pursuant to a restructured Power Sale Agreement (PSA), effective January 1, 1995, an independent power producer (IPP) ceased supplying capacity and energy to the system. The restructured PSA defers the system's obligation to purchase the IPP's capacity and energy for a maximum of six years. In addition, on January 27, 1995, the DPU approved the buy-out of a PSA between Commonwealth Electric and another IPP, effective April 12, 1995. This buy-out is expected to save Commonwealth Electric's customers approximately $37 million over the next 20 years.

      The system anticipates providing for future peak load plus reserve requirements through existing system generation, including purchasing available capacity from neighboring utilities, non-utility generators, power marketers and power brokers.

<PAGE 6>


                        COMMONWEALTH ENERGY SYSTEM

      The system also has available 140.8 MW from four nuclear units in which system distribution companies have life-of-the-unit contracts for power. Information with respect to these units is as follows:

                            Connecticut    Maine    Vermont
                               Yankee      Yankee    Yankee   Pilgrim

Year of Initial Operation        1968       1972      1972      1972
Contract Expiration Date         2007       2008      2012      2012
Equity Ownership (%)             4.50       4.00      2.50       -
Plant Entitlement (%)            4.50       3.59      2.25      11.0
Plant Capability (MW)           560.0      870.0     496.0     664.7
System Entitlement (MW)          25.2       31.2      11.2      73.2

      In 1992, Yankee Atomic Electric Company (Yankee Atomic) permanently discontinued power operation and began the decommissioning the Yankee Nuclear Power Station located in Rowe, Massachusetts. For additional information, refer to Note 2(e) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

      One of the operating nuclear generating facilities, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company (Maine Yankee), has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which until early 1995 was believed to be limited to a relatively small number of tubes. During a refueling and maintenance outage that began in early February 1995, Maine Yankee, through the use of new inspection methods, detected increased degradation involving approximately 60% of the tubes which was well beyond expectations.

      After carefully evaluating alternative courses of action to remedy this situation, Maine Yankee announced in late May 1995 that it will begin repairs by sleeving all 17,000 steam generator tubes. This repair technique is a proven safe and technologically sound option commonly used in plants throughout the United States and the world. The repairs, which began in June 1995 and were completed in December 1995, cost approximately $26 million including Cambridge Electric's share of $1 million.

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

<PAGE 7>


                        COMMONWEALTH ENERGY SYSTEM

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

      Canal is obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $13.1 million at December 31, 1995. In addition, Canal has an equity interest in Phase II which amounted to $3.4 million in 1995 and $3.8 million in 1994.

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

      The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be in the range of 20% to 25% of peak load.

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

      Electric Fuel Supply

      (a) Oil

      Imported residual oil is the fuel used in the generation of power in system generating plants, producing approximately 17% of the system's total energy requirement for 1995.

<PAGE 8>


                        COMMONWEALTH ENERGY SYSTEM

      Effective October 1, 1995, Canal executed a nine-month contract with Coastal Refining and Marketing, Inc. (Coastal) for the purchase of residual fuel oil. The contract provides for delivery of a set percentage of the Canal's fuel requirement, the balance (a maximum of 30%) to be met by spot purchases or by Coastal at the discretion of Canal. Through December 1995, 14.4% of Canal's total requirements have been met by lower-cost, spot purchases resulting in savings to its customers.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.)
operates Canal's fuel oil terminal and manages the receipt and payment for the fuel oil under assignment of Canal's supply contracts to ESCO Massachusetts, Inc. Oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to Canal's two day tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1995, ESCO Massachusetts, Inc. maintained an average daily inventory of 554,000 barrels of fuel oil which represents 28 days of normal operation of the two units. This supply is maintained by tanker deliveries.

      (b) Nuclear Fuel Supply and Disposal

      Approximately 25% of the system's total energy requirement for 1995 was generated by nuclear plants. The nuclear fuel contract and inventory informa-tion for Seabrook 1 has been furnished to the system by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 1999 by existing contracts.

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric gener-ating units operating in the United States are required to retain high level wastes and spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or Monitored Retrievable Storage (MRS) facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear all of the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a temporary storage facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate all spent fuel expected to be accumulated through at least the year 2010.

      Gas Supply

      In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (Order 636) which became effective on November 1, 1993. The order required interstate pipelines to unbundle existing gas sales contracts into separate components (gas sales, transportation and storage services) and to provide transportation services that allow customers to receive the same

<PAGE 9>


                        COMMONWEALTH ENERGY SYSTEM

level and quality of service they had with the previous bundled contracts. Prior to the implementation of Order 636 Commonwealth Gas purchased the majority of its gas supplies from either Tennessee Gas Pipeline Company (Tennessee) or Algonquin Gas Transmission Company (Algonquin), supplemented with third-party firm gas purchases, storage services and firm transportation from various pipelines. Presently, Commonwealth Gas purchases only transportation, storage and balancing services from these pipelines (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms ranging from less than one year to three or more years. The vendors vary from small independent marketers to major gas and oil companies. For additional information on Order 636, refer to Note 2(g) of Notes to Financial Statements filed under Item 8 of this report.

      In addition to firm transportation and gas supplies mentioned above, Commonwealth Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During 1995, over 99% of the gas utilized by Commonwealth Gas was delivered by the interstate pipeline system. The remaining small quantity (approximately 150,000 MMBTU) was delivered as LNG from Distrigas of Massachusetts.

      Commonwealth Gas entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. The DPU approved the ANE gas supply contract in November 1995. Commonwealth Gas should complete assumption of these contracts during the first half of 1996 upon final execution of all pertinent agreements and contracts.

      Commonwealth Gas began transporting gas on its distribution system in 1990 for end-users. There are currently thirty-four customers using this transportation service, accounting for 6,791 BBTU of throughput in 1995 which represented approximately 12.9% of system throughput.

      Hopkinton LNG Facility

      A portion of Commonwealth Gas' supply during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the System. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

      In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas and are filled with LNG trucked from Hopkinton.

<PAGE 10>


                        COMMONWEALTH ENERGY SYSTEM

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

      Rates and Regulation and Legislation

      Certain of the System's utility subsidiaries operate under the jurisdiction of the DPU, which regulates retail rates, accounting, issuance of securities and other matters. In addition, Canal, Cambridge Electric and Commonwealth Electric file their respective wholesale rates with the FERC. However, on August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. For further information pertaining to the effects of this restructuring order on the System's utility companies' rates, regulation and legislation, refer to the "Regulation" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report.

      (a) Most Recent Rate Proceedings

      Electric

      In May 1995, the DPU approved settlement proposals sponsored jointly by Commonwealth Electric, Cambridge Electric and the Attorney General of Massachusetts which resolved issues related to cost-of-service, rates, accounting matters and generating unit performance reviews. The system's management is encouraged by the support provided through the Office of the Attorney General and believes that these settlements will eliminate the need for potentially costly litigation and regulatory proceedings and, by moderating rate impacts and enabling the system to remain competitive in a changing environment, the settlements are in the best interest of the system and its customers and shareholders.

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

<PAGE 11>


                        COMMONWEALTH ENERGY SYSTEM

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

      In May 1994, Commonwealth Gas requested the DPU to change the back-up service charges under its firm transportation rate. Back-up charges result when Commonwealth Gas sells gas from its system supplies to a customer whose off-system gas supply has failed or is temporarily unavailable for reasons beyond the customer's control. The change involved an upward indexing based on changes in the gas supply demand costs occasioned by Order 636. On December 22, 1994, the DPU approved Commonwealth Gas' requested change effective January 1, 1995. This change, which has no effect on revenue, results in a more equitable recovery of pipeline capacity costs between Commonwealth Gas' total requirements and transportation customers.

      (b) Wholesale Rate Proceedings

      Cambridge Electric provides power supply and transmission services to its FERC-jurisdictional wholesale customers. Cambridge Electric requires FERC approval to change its wholesale rates, including those to the Municipal Light Department of the Town of Belmont, Massachusetts (Belmont), a "partial requirements" customer since 1986. Since February 1993 Belmont has taken power supply service under a FERC approved Net Requirements Power Supply Agreement.

      In 1993, Cambridge Electric and Belmont began negotiations for a new transmission service agreement. The negotiations were not successful. On June 29, 1994, Cambridge Electric filed for approval with the FERC a new transmission service agreement for service to Belmont. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing transmission tariff rates to Belmont and the proposed trans-mission service agreement with Belmont. Both Belmont and FERC staff intervened in the investigation. Cambridge Electric filed its case with the FERC on October 25, 1994 and evidentiary hearings were held in March 1995.

<PAGE 12>


                        COMMONWEALTH ENERGY SYSTEM

      An Initial Decision (ID) of the Presiding Administrative Law Judge was issued on September 14, 1995. In the ID the Administrative Law Judge found that Cambridge Electric's existing transmission tariff rates were just and reasonable. The Administrative Law Judge identified a number of revisions to the filed transmission service agreement which effectively reduced the rates to Belmont. In October 1995, the parties filed briefs on exceptions to the Administrative Law Judge's ID. Cambridge Electric awaits final FERC action on this investigation.

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

      Cambridge Electric and Commonwealth Electric collect a portion of capacity-related purchased power costs associated with certain long-term power arrangements through base rates. The recovery mechanism for these costs uses a per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, Cambridge Electric and Commonwealth Electric have experienced a revenue excess or shortfall which has had a significant impact on net income. However, as part of the settlement agreements approved by the DPU in May 1995, Cambridge Electric and Commonwealth Electric can now defer these costs (within certain limits) which neutralizes their sometimes volatile effect on net income.

      Both Commonwealth Electric and Cambridge Electric have separately stated Conservation Charge rate schedules which allow for current recovery, from retail customers, of conservation and load management costs.

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

<PAGE 13>


                        COMMONWEALTH ENERGY SYSTEM

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

      (d) Gas Demand and Transition Costs

      Commonwealth Gas is obligated, as part of its pipeline transportation and supplier gas purchase contracts, to pay monthly demand charges which are recovered through the CGA.

      As a direct result of implementation of Order 636, most pipeline companies are incurring transition costs which include the cost of restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs.

      Commonwealth Gas is collecting all contract restructuring costs from its customers through the CGA as permitted by the DPU.

      Competition

      The system continues to develop and implement strategies to deal with the increasingly competitive environment facing its electric business. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative supply options. Many state and federal government agencies are considering implementing programs under which utility and non-utility genera-tors can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking and in February 1995 opened an investigation into electric industry restructuring that resulted in the issuance by the DPU of an order calling for the restructuring of the electric utility industry in Massachusetts.

      Actions by system companies in response to the new competitive challenges resulting from the potential restructuring of the electric utility industry have been well received by regulators, business groups and customers. For a more detailed discussion of the DPU's restructuring order, competition and the programs currently in place within the system, refer to the "Competition" section of Management's Discussion and Analysis of Financial Condition and Results of Operation filed under Item 7 of this report.

<PAGE 14>


                        COMMONWEALTH ENERGY SYSTEM

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

      Environmental Matters

      The system is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. System compliance with these laws and regulations will require capital expenditures of $17.2 million from 1996 through 2000 for the electric and gas divisions.

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

      Employees

      The total number of full-time employees for the system declined 3.4% to 2,096 in 1995 from 2,169 employees at year-end 1994. Of the current total, 1,235 (59%) are represented by various collective bargaining units. Agreements with three units representing approximately 34% of regular employees are scheduled to expire in 1996. Employee relations have generally been satisfactory.

<PAGE 15>


                        COMMONWEALTH ENERGY SYSTEM

Item 2.    Properties

      The system's principal electric properties consist of Canal Unit 1, a 569 MW oil-fired steam electric generating unit, and its one-half ownership in Canal Unit 2, a 580 MW oil-fired steam electric generating unit, both located at Canal Electric's facility in Sandwich, Massachusetts.

      Cambridge Electric owns and operates two steam electric generating stations and two gas turbine units located in Cambridge, Massachusetts with a total capability of 112.5. In addition, the system has a 3.52% interest (40.5 MW of capacity) in Seabrook 1 and a 1.4% or 8.9 MW joint-ownership interest in Central Maine Power Company's Wyman Unit 4. The system also has an interest in smaller generating units totaling 77.6 MW used primarily for peaking and emergency purposes.

      Other electric properties include an integrated system of distribution lines and substations. In addition, the system's other principal properties consist of an electric division office building in Wareham, Massachusetts and other structures such as garages and service buildings.

      At December 31, 1995, the electric transmission and distribution system consisted of 5,789 pole miles of overhead lines, 4,271 cable miles of underground line, 355 substations and 375,309 active customer meters.

      The principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1995, the gas system included 2,778 miles of gas distribution lines, 164,697 services and 240,948 customer meters together with the necessary measuring and regulating equipment. In addition, the system owns a liquefaction and vaporization plant, a satellite vaporization plant and above-ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 million MCF of natural gas. The system's gas division owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and several natural gas receiving and take stations.

Item 3.    Legal Proceedings

      Cambridge Electric is an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by MIT of a decision by the DPU approving a customer transition charge (CTC) that allows Cambridge Electric to recover certain stranded investment costs. MIT filed its appeal at the SJC on October 19, 1995, and requests that the SJC set aside the DPU's decision approving Cambridge Electric's CTC. MIT alleges that the CTC is contrary to the requirements of the Public Utility Regulatory Policies Act of 1978, that the DPU's establishment of the CTC constitutes retroactive ratemaking and is in excess of the DPU's statutory authority, and that the level of stranded investment costs to be recovered through the CTC is unsupported by the record. The parties to this proceeding are MIT, the DPU and Cambridge Electric. Cambridge Electric intends to present legal and policy arguments in support of the DPU's September 29, 1995 decision. The position taken by Cambridge Electric will be consistent with its position in MIT's appeal at the FERC. Management is encouraged by the favorable decision rendered by the FERC. For additional information refer to the "Cost Recovery" section in Item 1 of this report and the "Regulation" section of Management's Discussion and Analysis

<PAGE 16>


                        COMMONWEALTH ENERGY SYSTEM

of Financial Condition and Results of Operations filed under Item 7 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

      None

<PAGE 17>


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

                                1995 by Quarter
                     First     Second     Third    Fourth
           High      $41 7/8   $41 1/2    $43 3/8  $47 1/8
           Low        35 5/8    37 3/4     35 3/8   41

                                1994 by Quarter
                     First     Second     Third    Fourth
           High      $45 1/2   $43 3/4    $40 3/4  $38 3/4
           Low        42 7/8    39 1/2     37 1/2   35 3/8

    (b) Number of Shareholders at December 31, 1995

        14,295 shareholders

    (c) Frequency and Amount of Dividends Declared in 1995 and 1994

                   1995                            1994
                             Per                             Per
                            Share                           Share
        Declaration Date   Amount       Declaration Date   Amount
        March 23, 1995     $ .75        March 23, 1994     $ .75
        June 22, 1995        .75        June 23, 1994        .75
        September 28, 1995   .75        September 22, 1994   .75
        December 14, 1995    .75        December 15, 1994    .75
                           $3.00                           $3.00

    (d) Future dividends may vary depending upon the System's earnings and capital requirements as well as financial and other conditions existing at that time.

Item 6. Selected Financial Data

    Information required by this item is incorporated herein by reference to Exhibit A to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996, page 59.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Information required by this item is incorporated herein by reference to Exhibit A to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996, pages 23 through 36.

<PAGE 18>


                        COMMONWEALTH ENERGY SYSTEM

Item 8. Financial Statements and Supplementary Data

    The following consolidated financial statements and supplementary data of the System and its subsidiaries are incorporated herein by reference to Exhibit A to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996 on pages 37 through 59.

                                                        Proxy Page
                                                        Reference

Management's Report                                         37

Report of Independent Public Accountants                    37

Consolidated Statements of Income - Years Ended
December 31, 1995, 1994 and 1993                            38

Consolidated Balance Sheets - At
December 31, 1995 and 1994                                 39/40

Consolidated Statements of Cash Flows - Years Ended
December 31, 1995, 1994 and 1993                            41

Consolidated Statements of Capitalization - At
December 31, 1995 and 1994                                  42

Consolidated Statements of Changes in Common
Shareholders' Investment and in Redeemable
Preferred Shares - Years Ended
December 31, 1995, 1994 and 1993                            43

Notes to Consolidated Financial Statements                  44

Quarterly Information pertaining to the results of
operations for the years ended December 31, 1995 and 1994    59


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None

<PAGE 19>


                        COMMONWEALTH ENERGY SYSTEM

                                 PART III.

Item 10. Trustees and Executive Officers of the Registrant

a. Trustees of the Registrant:

   Information required by this item is incorporated herein by reference to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996, pages 3-5.

b. Executive Officers of the Registrant:
                                                                  Age at
                                                                 December
Name of Officer        Position and Business Experience          31, 1995

William G. Poist       President, Chief Executive Officer and        62
                       Trustee of the System and Chairman and
                       Chief Executive Officer of its principal subsidiary companies since January 1,
                       1992; Vice President of the System and
                       COM/Energy Services Company* effective
                       September 1, 1991; President and Chief
                       Operating Officer of Commonwealth Gas
                       Company* from 1983 to 1991 and Hopkinton
                       LNG Corp.* from 1985 to 1991.

James D. Rappoli       Financial Vice President and Treasurer of     44
                       the System and its subsidiary companies
                       effective March 1, 1993; Treasurer of System subsidiary companies 1990; Assistant Treas-urer of System subsidiary companies 1989.

Russell D. Wright      President and Chief Operating Officer of      49
                       Cambridge Electric Light Company*, Canal
                       Electric Company*, COM/Energy Steam Company*, and Commonwealth Electric Company* effective
                       March 1, 1993; Financial Vice President and
                       Treasurer of the System and Financial Vice
                       President of its subsidiary companies
                       (July 1987 to March 1993); Treasurer of
                       System subsidiary companies (December 1989 to December 1990); Assistant Vice President-
                       Finance of System subsidiary companies 1986.

Kenneth M. Margossian  President and Chief Operating Officer of      47
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

    * Subsidiary of the System.

<PAGE 20>


                        COMMONWEALTH ENERGY SYSTEM

b. Executive officers of the Registrant (Continued):

                                                                  Age at
                                                                 December
Name of Officer        Position and Business Experience          31, 1995

Michael P. Sullivan    Vice President, Secretary, and                47
                       General Counsel of the System
                       and subsidiary companies (effective
                       June 1993); Vice President, Secretary,
                       and General Attorney of the System and
                       subsidiary companies since 1981.

Leonard R. Devanna     Vice President of Strategic Planning of       49
                       the System (effective March 31, 1995);
                       Vice President of Systems, Planning
                       and Development of COM/Energy Services
                       Company* (effective January 1, 1992);
                       Vice President of Gas Supply of
                       Commonwealth Gas Company* from 1985
                       through 1991.

    * Subsidiary of the System.

    The term of office for System officers expires May 2, 1996, the date of the next Annual Organizational Meeting.

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

Item 11.  Executive Compensation

    Information required by this item is incorporated herein by reference to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Informa-tion dated March 29, 1996, pages 6-11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information required by this item is incorporated herein by reference to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Inform-ation dated March 29, 1996, pages 3-5.

Item 13.  Certain Relationships and Related Transactions

    Information required by this item is incorporated herein by reference to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Inform-ation dated March 29, 1996, pages 3-5.

<PAGE 21>


                        COMMONWEALTH ENERGY SYSTEM

                                 PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Index to Financial Statements

     Consolidated financial statements and notes thereto of Commonwealth Energy System and Subsidiary Companies together with the Report of Independent Public Accountants, as detailed on page 18 in Item 8 of this Form 10-K, have been incorporated herein by reference to Exhibit A to the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996.

(a)  2. Index to Financial Statement Schedules

            Commonwealth Energy System and Subsidiary Companies

     Filed herewith at page(s) indicated -

     Report of Independent Public Accountants on Schedules (page 42).

     Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1995, 1994 and 1993 (pages 44-46).

     Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993 (page 47).

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

     Form 11-K, Annual Reports of Employee Stock Purchases, Savings and Similar Plans

     Pursuant to Rule 15(d)-21 of the Securities and Exchange Act of 1934, the information, financial statements and exhibits required by Form 11-K with respect to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies will be filed as an amendment to this report under cover of Form 10-K/A no later than April 30, 1996.

(a)  3. Exhibits:
                            Notes to Exhibits -

  a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

<PAGE 22>


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

                               Exhibit Index

Exhibit 3. Declaration of Trust

                  Commonwealth Energy System (Registrant)

  3.1.1 Declaration of Trust of CES dated December 31, 1926, as amended by vote of the shareholders and trustees May 4, 1995 (Exhibit 1 to the CES Form 10-Q (September 1995), File No. 1-7316).

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

<PAGE 23>


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

<PAGE 24>


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

<PAGE 25>


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

<PAGE 26>


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

<PAGE 27>


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

<PAGE 28>


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

<PAGE 29>


                        COMMONWEALTH ENERGY SYSTEM

10.1.23 Power Purchase Agreement between Weweantic Hydro Associates and CE for the purchase of available hydro-electric energy produced by a facility located in Wareham, Massachusetts, dated December 13, 1982 (Exhibit 1 to the CE 1983 Form 10-K, File No. 2-7749).

10.1.23.1 Power Purchase Agreement (Revised) between Weweantic Hydro Associ-ates and Commonwealth Electric Company for the purchase of available hydro-electric energy produced by a facility located in Wareham, MA, originally dated December 13, 1982, revised and dated March 12, 1993 (Exhibit 1 to the CE Form 10-Q (June 1993), File No. 2-7749).

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

<PAGE 30>


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

<PAGE 31>


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

<PAGE 32>


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

10.1.43.1 System Power Sales Agreement by and between CL&P, WMECO, and PSNH, as sellers, and Commonwealth Electric Company, as buyer, of power for peaking capacity and related energy, dated January 13, 1995, as effective June 1, 1995 and extending to October 31, 2000 (Exhibit 2 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.44 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

<PAGE 33>


                        COMMONWEALTH ENERGY SYSTEM

10.1.44.1 Power Sales Agreement to 10.1.44 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.44.2 Amendment to 10.1.44 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.44.3 Amendment to 10.1.44 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to CE Form 10-Q (June 1991), File No. 2-7749).

10.1.45 System Power Sales Agreement by and between CE (seller) and NEP (buyer), dated January 6, 1984 (Exhibit 1 to the CE Form 10-Q (June
          1985), File No. 2-7749).

10.1.46 Service Agreement by and between CE and NEP dated March 24, 1984, whereas CE agrees to purchase short-term power applicable to NEP'S FERC Electric Tariff Number 5 (Exhibit 1 to the CE Form 10-Q (June
          1987), File No. 2-7749).

10.1.47 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associated, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March
          1987), File No. 2-7749).

10.1.47.1 First Amendment to 10.1.47 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.47.2 Second Amendment to 10.1.47 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.47.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.47.4 Amendment to 10.1.47.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.48 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to CE Form 10-Q (September 1991) File No. 2-7749).

10.1.48.1 First Amendment, dated November 24, 1992, to Exchange of Power Agreement between Montaup Electric Company and Commonwealth Electric Company dated January 17, 1991 (Exhibit 1 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.49 System Power Exchange Agreement by and between Commonwealth Electric Company and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (March 1992), File No. 2-7749).

<PAGE 34>


                        COMMONWEALTH ENERGY SYSTEM

10.1.49.1 First Amendment, dated September 8, 1992, to 10.1.49 by and between Commonwealth Electric Company and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (September 1992), File No. 2-7749).

10.1.49.2 Second Amendment, dated March 2, 1993, to 10.1.49 by and between CE and New England Power Company (NEP) dated January 16, 1992 (Exhibit 2 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.50 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between Commonwealth Electric (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June 1992), File No. 2-7749).

10.1.50.1 Second Amendment, dated June 23, 1994, to 10.1.50 by and between Commonwealth Electric Company and Dartmouth Power Associates, L.P. dated September 5, 1989 (Exhibit 4 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.51 Power Exchange Contract, dated March 24, 1993, between NEP and Canal Electric Company (Canal) for an exchange of unit capacity in which NEP will purchase 20 MW of Canal Unit 2 capacity in exchange for Canal's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of Canal's Unit 2 capacity in exchange for Canal's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to Canal's Form 10-Q (March 1993) File No. 2-30057).

10.1.52 Power Purchase Agreement by and between Masspower (seller) and Com-monwealth Electric Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogen-eration facility, dated February 14, 1992 (Exhibit 1 to Common-wealth Electric's Form 10-Q (September 1993), File No. 2-7749).

10.1.53 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and Commonwealth Electric Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 2 to Commonwealth Electric's Form 10-Q (September 1993), File No. 2-
          7749).

10.1.53.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., Cambridge Electric Light Company, Commonwealth Electric Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to Commonwealth Electric's Form 10-Q (September 1993), File No 2-
          7749).

<PAGE 35>


                        COMMONWEALTH ENERGY SYSTEM

10.1.53.2 Power Sale Agreement by and between Altresco Pittsfield, L. P. (seller) and Cambridge Electric Light Company (Cambridge Electric) (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 1 to Cambridge Electric's Form 10-Q (September 1993), File No. 2-7909).

10.1.53.3 First Amendment, dated November 7, 1994, to 10.1.53 by and between Commonwealth Electric Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 3 to Commonwealth Electric Company's Form 10-Q (June 1995), File 2-7749.)

10.1.53.4 First Amendment, dated November 7, 1994, to 10.1.53.2 by and between Cambridge Electric Light Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 2 to Cambridge Electric Light Company's Form 10-Q (June 1995), File 2-7909.)

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

<PAGE 36>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 37>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 38>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 39>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 40>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 41>


                        COMMONWEALTH ENERGY SYSTEM

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

<PAGE 42>


                        COMMONWEALTH ENERGY SYSTEM

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

Exhibit 21. Subsidiaries of the Registrant

            Incorporated by reference to Exhibit 2 (page 101) to the System's 1988 Annual Report on Form 10-K, File No. 1-7316.

Exhibit 22. Published Report Regarding Matters Submitted to Vote of Security
            Holders.

            Filed herewith as Exhibit 1 is the Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29,
1995.

Exhibit 27. Financial Data Schedule

            Filed herewith as Exhibit 2 is the Financial Data Schedule for the twelve months ended December 31, 1995.

            Filed herewith as Exhibit 3 is the restated Financial Data Sched-ule for the twelve months ended December 31, 1994.

(b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 1995.

<PAGE 43>


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees of Commonwealth Energy System:


    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Energy System included in Exhibit A to the proxy statement for the 1996 annual meeting of shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        Arthur Andersen LLP

Boston, Massachusetts
February 16, 1996.

<PAGE 44>

                                                                                                       SCHEDULE I

                                  COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                  INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                         FOR THE YEAR ENDED DECEMBER 31, 1995
                                                (Dollars in Thousands)
                                         Balance at                                        Balance at
                                     Beginning of Year   Additions     Deductions          End of Year
                                     Number                Equity                       Number                 Notes
                                       of                    in    Distribution Other    of                  Receivable
                                     Shares  Investment   Earnings of Earnings   (B)    Shares   Investment      (A)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Company  346 600 $ 43 784     $ 5 438     $ 5 043     $-     346 600  $ 44 179    $ 2 425
   COM/Energy Steam Company           25 500    4 110       2 093       2 664      -      25 500     3 539        500
   Canal Electric Company          1 523 200   98 048      14 132      13 709      -   1 523 200    98 471        555
   Commonwealth Gas Company        2 857 000  106 001      16 229      12 571      -   2 857 000   109 659      1 425
   Darvel Realty Trust                    26      870         185         -        -          26     1 055        -
   COM/Energy Freetown Realty              1    5 833        (356)        -        -           1     5 477      1 085
   COM/Energy Research Park Realty         1      886         239         386      -           1       739        -
   COM/Energy Cambridge Realty             1       57          (9)        -        -           1        48        -
   COM/Energy Acushnet Realty              1      524          67          16      -           1       575        -
   COM/Energy Services Company         3 250      337          49          49      -       3 250       337        -
   Commonwealth Electric Company   2 043 972  163 561      15 169       9 811      -   2 043 972   168 919        -
   Hopkinton LNG Corp.                 5 000    3 893         548          548     -       5 000     3 893        620
                                             $427 904     $53 784     $44 797     $-              $436 891     $6 610

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies   52 454 $  9 818     $ 1 093     $ 1 097     $-      52 454  $  9 814
   Hydro-Quebec Phase II             137 442    3 802         540         876      94    137 391     3 372
   Other Investments                     -         28         -           -        -         -          28
                                             $ 13 648     $ 1 633     $ 1 973     $94             $ 13 214

NOTES: (A)  Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
       (B)  In 1995, New England Hydro-Transmission Corporation repurchased 6.52% of their outstanding shares at $1,834.62 per share.  Canal Electric Company received $94,017 for the repurchase of 51.246 shares, and has included this amount with dividends.

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

<PAGE 47>


SCHEDULE II

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                     VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                          (Dollars in Thousands)


                                     Additions
                  Balance at  Provision                Deductions  Balance
                  Beginning   Charged to                Accounts   at End
Description        of Year    Operations  Recoveries   Written Off of Year


                                    Year Ended December 31, 1995

Allowance for
  Doubtful Accounts  $7 956    $8 089       $2 180       $10 185   $8 040


                                    Year Ended December 31, 1994

Allowance for
  Doubtful Accounts  $7 761    $9 396       $2 138       $11 339   $7 956


                                    Year Ended December 31, 1993

Allowance for
  Doubtful Accounts  $6 861    $9 468       $2 142       $10 710   $7 761

<PAGE 48>


                        COMMONWEALTH ENERGY SYSTEM

                   FORM 10-K          DECEMBER 31, 1995

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

Principal Executive Officer:

WILLIAM G. POIST                                 March 28, 1996
William G. Poist,
President and Chief Executive Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                 March 28, 1996
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Trustees:

SHELDON A. BUCKLER                               March 28, 1996
Sheldon A. Buckler, Chairman of
    the Board

PETER H. CRESSY                                  March 28, 1996
Peter H. Cressy, Trustee

HENRY DORMITZER                                  March 28, 1996
Henry Dormitzer, Trustee

B. L. FRANCIS                                    March 28, 1996
Betty L. Francis, Trustee

FRANKLIN M. HUNDLEY                              March 28, 1996
Franklin M. Hundley, Trustee

<PAGE 49>


                        COMMONWEALTH ENERGY SYSTEM

                   FORM 10-K          DECEMBER 31, 1995

                                SIGNATURES
                                (Continued)


WILLIAM J. O'BRIEN                               March 28, 1996
William J. O'Brien, Trustee

WILLIAM G. POIST                                 March 28, 1996
William G. Poist, Trustee

MICHAEL C. RUETTGERS                             March 28, 1996
Michael C. Ruettgers, Trustee

G. L. WILSON                                     March 28, 1996
Gerald L. Wilson, Trustee

<PAGE 50>



                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




   As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 16, 1996 included in Exhibit A to the proxy statement for the 1996 annual meeting of shareholders and the incorporation of our reports included and incorporated by reference in this Form 10-K into the System's previously filed Registration Statements on Form S-8 File No. 33-57467 and on Form S-3 File No. 33-55593.
It should be noted that we have not audited any financial statements of the System subsequent to December 31, 1995 or performed any audit procedures subsequent to the date of our report.



                                           Arthur Andersen LLP

Boston, Massachusetts
March 29, 1996.