Form 10-K405/A
period 1995-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1996-04-30
CIK 71304

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996: $473,652,872

Common Shares outstanding at March 15, 1996:  10,764,838 shares

Document Incorporated by Reference             Part in Form 10-K

Notice of 1996 Annual Meeting, Proxy State-
  ment and 1995 Financial Information, dated
  March 29, 1996 (pages as specified herein)   Parts I, II and III

<PAGE 2>





                        COMMONWEALTH ENERGY SYSTEM


    The undersigned registrant hereby amends the following item of its Annual Report for 1995 on Form 10-K as set forth on page 3.


    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


    Exhibit 10. Material Agreements:

    Filed herewith as Exhibit 1:

    10.3.2.2 Second Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated January 1, 1993, effective April 1, 1996.

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








                                                COMMONWEALTH ENERGY SYSTEM
                                                       (Registrant)


                                            By  JAMES D. RAPPOLI
                                                James D. Rappoli,
                                                Financial Vice President
                                                   and Treasurer

Date:  April 30, 1996

<PAGE 3>

              INFORMATION REQUIRED BY FORM 11-K ANNUAL REPORT
                For the Fiscal Year Ended December 31, 1995


A.  Full title of plan:

         Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (hereinafter referred to as the "Plan").

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

         Commonwealth Energy System
         One Main Street
         Cambridge, Massachusetts 02142-9150


Item 1.  Financial Statements and Exhibits

(a) Financial Statements and Schedules attached hereto:         Page

      Report of Independent Public Accountants                    4

      Statements of Financial Position at
       December 31, 1995 and 1994                               5 - 10

      Statements of Income and Changes in Participants' Equity
       for the Years Ended December 31, 1995, 1994 and 1993    11 - 19

      Notes to Financial Statements                            20 - 29

      Schedule I,   Investments                                30 - 31

      Schedule II,  Allocation of Plan Assets and
                    Liabilities to Investment Programs       Not Required

      Schedule III, Allocation of Plan Income and Changes
                    in Plan Equity to Investment Programs    Not Required

      Schedule IV,  Reportable Transactions                       32

(b) Exhibits filed herewith:

    Number
    in SEC
    Exhibit                                                  Exhibit
    Table                   Description                      Number

      10     Second Amendment to the Employees Savings Plan     1
             of Commonwealth Energy System and Subsidiary
             Companies, as amended and restated
             January 1, 1993, effective April 1, 1996.

<PAGE 4>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                 Report of Independent Public Accountants

To the Savings Plan Board of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies:

    We have audited the accompanying statements of financial position of the EMPLOYEES SAVINGS PLAN OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES as of December 31, 1995 and 1994, and the related statements of income and changes in participants' equity for each of the three years in the period ended December 31, 1995. These financial statements and supplemental schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as of December 31, 1995 and 1994, and its income and changes in participants' equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules I and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of financial position and the statement of changes in participants' equity is presented for purposes of additional analysis rather than to present the financial position and changes in participants' equity of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP
                                                 Arthur Andersen LLP

Boston, Massachusetts
April 23, 1996

<PAGE 5>

                          EMPLOYEES SAVINGS PLAN

                       OF COMMONWEALTH ENERGY SYSTEM

                         AND SUBSIDIARY COMPANIES

                      STATEMENT OF FINANCIAL POSITION

                             DECEMBER 31, 1995
                               (Page 1 of 3)


                                             Commonwealth      Vanguard
                                             Energy System   Money Market
                                             Common Share   Reserves-Prime
                                    Total         Fund         Portfolio




INVESTMENTS, at quoted market
  value (Schedule I):

  Common Shares of
    Commonwealth Energy System   $ 75 692 483   $75 692 483   $     -
  Mutual funds                    144 116 194         -        27 312 540
                                  219 808 677    75 692 483    27 312 540


OTHER ASSETS:

  Loans to participants             8 557 638         -             -
  Receivables -
    Proceeds from securities sold      98 820        98 820         -
    Loan repayments                    81 575        25 388        11 951
    Interest                              591           591         -
    Contributions                     304 417        86 546        39 883
                                    9 043 041       211 345        51 834

TOTAL ASSETS                      228 851 718    75 903 828    27 364 374

LIABILITY:

    Accounts payable                  164 607       164 607         -

PARTICIPANTS' EQUITY             $228 687 111   $75 739 221   $27 364 374










The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                          EMPLOYEES SAVINGS PLAN

                       OF COMMONWEALTH ENERGY SYSTEM

                         AND SUBSIDIARY COMPANIES

                      STATEMENT OF FINANCIAL POSITION

                             DECEMBER 31, 1995
                               (Page 2 of 3)


                                                Vanguard
                                              Fixed Income
                                             Securities Fund-
                                  Vanguard      Short-Term   Vanguard
                                 Windsor II     Corporate    Wellington
                                    Fund        Portfolio       Fund


INVESTMENTS, at quoted market
  value (Schedule I):

  Common Shares of
    Commonwealth Energy System    $     -       $     -       $     -
  Mutual funds                     68 643 492     5 868 083    31 149 835
                                   68 643 492     5 868 083    31 149 835


OTHER ASSETS:

  Loans to participants                 -             -             -
  Receivables -
    Proceeds from securities sold       -             -             -
    Loan repayments                    23 513         2 506        13 122
    Interest                            -             -             -
    Contributions                      90 782         8 814        55 539
                                      114 295        11 320        68 661

TOTAL ASSETS                       68 757 787     5 879 403    31 218 496

LIABILITY:

    Accounts payable                    -             -             -

PARTICIPANTS' EQUITY             $ 68 757 787   $ 5 879 403   $31 218 496










The accompanying notes are an integral part of these financial statements.

<PAGE 7>

                          EMPLOYEES SAVINGS PLAN

                       OF COMMONWEALTH ENERGY SYSTEM

                         AND SUBSIDIARY COMPANIES

                      STATEMENT OF FINANCIAL POSITION

                             DECEMBER 31, 1995
                               (Page 3 of 3)


                                                  Vanguard
                                   Vanguard     Index Trust-
                                 International    Extended
                                    Growth         Market       Loan
                                   Portfolio      Portfolio     Fund



INVESTMENTS, at quoted market
  value (Schedule I):

  Common Shares of
    Commonwealth Energy System    $     -       $     -      $      -
  Mutual funds                      7 290 725     3 851 519         -
                                    7 290 725     3 851 519         -


OTHER ASSETS:

  Loans to participants                 -             -         8 557 638
  Receivables -
    Proceeds from securities sold       -             -             -
    Loan repayments                     3 776         1 319         -
    Interest                            -             -             -
    Contributions                      14 972         7 881         -
                                       18 748         9 200     8 557 638

TOTAL ASSETS                        7 309 473     3 860 719     8 557 638

LIABILITY:

    Accounts payable                    -             -             -

PARTICIPANTS' EQUITY             $  7 309 473   $ 3 860 719  $  8 557 638










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




INVESTMENTS, at quoted market
  value:

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
















The accompanying notes are an integral part of these financial statements.

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


INVESTMENTS, at quoted market
  value:

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
















The accompanying notes are an integral part of these financial statements.

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



INVESTMENTS, at quoted market
  value:

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

                             DECEMBER 31, 1995
                               (Page 1 of 3)


                                             Commonwealth     Vanguard
                                             Energy System  Money Market
                                             Common Share   Reserves-Prime
                                    Total        Fund          Portfolio



NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$  5 219 181   $  5 219 181   $     -
    Registered investment
      company shares               7 757 823          -         1 569 762
    Interest on loans                647 206          -             -
                                  13 624 210      5 219 181     1 569 762

REALIZED AND UNREALIZED
  GAIN ON INVESTMENTS             36 861 646     14 531 777         -
                                  50 485 856     19 750 958     1 569 762

CONTRIBUTIONS:
  Employee                         8 679 077      2 397 221     1 082 525
  Employer                         4 392 730      1 270 786       618 671
                                  13 071 807      3 668 007     1 701 196

DISTRIBUTIONS TO PARTICIPANTS     16 118 786      3 733 426     6 012 404

TRANSFERS BETWEEN FUNDS                -         (6 736 395)    3 354 465

PURCHASE FEES                         (9 949)         -             -

NET CHANGE DURING YEAR            47 428 928     12 949 144       613 019

PARTICIPANTS' EQUITY,
  Beginning of year              181 258 183     62 790 077    26 751 355

PARTICIPANTS' EQUITY,
  End of year                   $228 687 111   $ 75 739 221   $27 364 374




The accompanying notes are an integral part of these financial statements.

<PAGE 12>

                          EMPLOYEES SAVINGS PLAN

                       OF COMMONWEALTH ENERGY SYSTEM

                         AND SUBSIDIARY COMPANIES

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1995
                               (Page 2 of 3)


                                                 Vanguard
                                               Fixed Income
                                             Securities Fund-
                                  Vanguard      Short-term   Vanguard
                                 Windsor II      Corporate   Wellington
                                    Fund         Portfolio      Fund

NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$      -       $     -       $     -
    Registered investment
      company shares               4 014 071       352 866     1 517 817
    Interest on loans                  -             -             -
                                   4 014 071       352 866     1 517 817

REALIZED AND UNREALIZED
  GAIN ON INVESTMENTS             14 943 396       316 587     5 839 233
                                  18 957 467       669 453     7 357 050

CONTRIBUTIONS:
  Employee                         2 585 284       263 787     1 628 304
  Employer                         1 248 079       141 641       791 068
                                   3 833 363       405 428     2 419 372

DISTRIBUTIONS TO PARTICIPANTS      3 000 179       761 498     1 916 861

TRANSFERS BETWEEN FUNDS              216 246       669 127     2 255 071

PURCHASE FEES                          -             -             -

NET CHANGE DURING YEAR            20 006 897       982 510    10 114 632

PARTICIPANTS' EQUITY,
  Beginning of year               48 750 890     4 896 893    21 103 864

PARTICIPANTS' EQUITY,
  End of year                   $ 68 757 787   $ 5 879 403   $31 218 496




The accompanying notes are an integral part of these financial statements.

<PAGE 13>

                          EMPLOYEES SAVINGS PLAN

                       OF COMMONWEALTH ENERGY SYSTEM

                         AND SUBSIDIARY COMPANIES

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1995
                               (Page 3 of 3)


                                                 Vanguard
                                  Vanguard     Index Trust-
                                International    Extended
                                   Growth         Market       Loan
                                  Portfolio      Portfolio     Fund


NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$      -       $     -       $     -
    Registered investment
      company shares                 194 489       108 818         -
    Interest on loans                  -             -           647 206
                                     194 489       108 818       647 206

REALIZED AND UNREALIZED
  GAIN ON INVESTMENTS                682 362       548 291         -
                                     876 851       657 109       647 206

CONTRIBUTIONS:
  Employee                           533 713       188 243         -
  Employer                           238 129        84 356         -
                                     771 842       272 599         -

DISTRIBUTIONS TO PARTICIPANTS        337 375        96 424       260 619

TRANSFERS BETWEEN FUNDS             (645 280)    1 377 434      (490 668)

PURCHASE FEES                          -            (9 949)        -

NET CHANGE DURING YEAR               666 038     2 200 769      (104 081)

PARTICIPANTS' EQUITY,
  Beginning of year                6 643 435     1 659 950     8 661 719

PARTICIPANTS' EQUITY,
  End of year                   $  7 309 473   $ 3 860 719   $ 8 557 638




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

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1994
                               (Page 1 of 3)


                                             Commonwealth     Vanguard
                                             Energy System  Money Market
                                             Common Share   Reserves-Prime
                                    Total        Fund          Portfolio



NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$  4 962 431   $  4 962 431   $     -
    Registered investment
      company shares               5 466 258         18 774     1 064 295
    Interest on loans                608 616          -             -
                                  11 037 305      4 981 205     1 064 295

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS          (21 792 845)   (16 553 656)        -
                                 (10 755 540)   (11 572 451)    1 064 295

CONTRIBUTIONS:
  Employee                         8 417 407      2 540 138     1 112 452
  Employer                         4 302 027      1 349 700       633 952
                                  12 719 434      3 889 838     1 746 404

DISTRIBUTIONS TO PARTICIPANTS     10 632 937      3 105 327     3 916 251

TRANSFERS BETWEEN FUNDS                -         (2 948 329)    1 807 854

PURCHASE FEES                        (13 069)         -             -

NET CHANGE DURING YEAR            (8 682 112)   (13 736 269)      702 302

PARTICIPANTS' EQUITY,
  Beginning of year              189 940 295     76 526 346    26 049 053

PARTICIPANTS' EQUITY,
  End of year                   $181 258 183   $ 62 790 077   $26 751 355




The accompanying notes are an integral part of these financial statements.

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

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1994
                               (Page 2 of 3)


                                                 Vanguard
                                               Fixed Income
                                             Securities Fund-
                                  Vanguard      Short-term   Vanguard
                                 Windsor II      Corporate   Wellington
                                    Fund         Portfolio      Fund

NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$      -       $     -       $     -
    Registered investment
      company shares               2 991 591       302 990       955 792
    Interest on loans                  -             -             -
                                   2 991 591       302 990       955 792

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS           (3 597 124)     (314 911)   (1 104 997)
                                    (605 533)      (11 921)     (149 205)

CONTRIBUTIONS:
  Employee                         2 438 780       272 838     1 540 882
  Employer                         1 187 818       147 193       756 284
                                   3 626 598       420 031     2 297 166

DISTRIBUTIONS TO PARTICIPANTS      1 916 160       370 461     1 111 006

TRANSFERS BETWEEN FUNDS           (1 059 058)   (1 435 667)     (494 165)

PURCHASE FEES                          -             -             -

NET CHANGE DURING YEAR                45 847    (1 398 018)      542 790

PARTICIPANTS' EQUITY,
  Beginning of year               48 705 043     6 294 911    20 561 074

PARTICIPANTS' EQUITY,
  End of year                   $ 48 750 890   $ 4 896 893   $21 103 864




The accompanying notes are an integral part of these financial statements.

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

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1994
                               (Page 3 of 3)


                                                 Vanguard
                                  Vanguard     Index Trust-
                                International    Extended
                                   Growth         Market       Loan
                                  Portfolio      Portfolio     Fund


NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$      -       $     -       $     -
    Registered investment
      company shares                  87 669        45 147         -
    Interest on loans                  -             -           608 616
                                      87 669        45 147       608 616

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS             (147 733)      (74 424)        -
                                     (60 064)      (29 277)      608 616

CONTRIBUTIONS:
  Employee                           393 654       118 663         -
  Employer                           172 814        54 266         -
                                     566 468       172 929         -

DISTRIBUTIONS TO PARTICIPANTS         36 356        19 182       158 194

TRANSFERS BETWEEN FUNDS            3 391 961       946 134      (208 730)

PURCHASE FEES                          -           (13 069)        -

NET CHANGE DURING YEAR             3 862 009     1 057 535       241 692

PARTICIPANTS' EQUITY,
  Beginning of year                2 781 426       602 415     8 420 027

PARTICIPANTS' EQUITY,
  End of year                   $  6 643 435   $ 1 659 950   $ 8 661 719




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

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1993
                               (Page 1 of 3)


                                             Commonwealth     Vanguard
                                             Energy System  Money Market
                                             Common Share   Reserves-Prime
                                   Total         Fund          Portfolio



NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$  5 121 101   $ 5 121 101   $     -
    Registered investment
      company shares               5 286 472        10 312       875 818
    Interest on loans                629 576         -             -
                                  11 037 149     5 131 413       875 818

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS           11 065 753     6 888 012         -
                                  22 102 902    12 019 425       875 818

CONTRIBUTIONS:
  Employee                         8 107 135     2 713 918     1 335 111
  Employer                         4 245 181     1 462 206       749 377
                                  12 352 316     4 176 124     2 084 488

DISTRIBUTIONS TO PARTICIPANTS     24 001 390     7 900 315     6 817 531

TRANSFERS BETWEEN FUNDS                -       (12 281 314)     (331 558)

PURCHASE FEES                         (5 996)        -             -

NET CHANGE DURING YEAR            10 447 832    (3 986 080)   (4 188 783)

PARTICIPANTS' EQUITY,
  Beginning of year              179 492 463    80 512 426    30 237 836

PARTICIPANTS' EQUITY,
  End of year                   $189 940 295   $76 526 346   $26 049 053




The accompanying notes are an integral part of these financial statements.

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




The accompanying notes are an integral part of these financial statements.

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

                      STATEMENT OF INCOME AND CHANGES

                          IN PARTICIPANTS' EQUITY

                             DECEMBER 31, 1993
                               (Page 3 of 3)


                                                 Vanguard
                                  Vanguard     Index Trust-
                                International    Extended
                                   Growth          Market      Loan
                                  Portfolio      Portfolio     Fund


NET INVESTMENTS INCOME:
  Cash dividends -
    Common Shares of
      Commonwealth Energy System$      -       $     -       $     -
    Registered investment
      company shares                  22 121        12 475         -
    Interest on loans                  -             -           629 576
                                      22 121        12 475       629 576

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS              190 765        (4 870)        -
                                     212 886         7 605       629 576

CONTRIBUTIONS:
  Employee                            27 804        11 242         -
  Employer                            12 183         5 273         -
                                      39 987        16 515         -

DISTRIBUTIONS TO PARTICIPANTS          -             -           212 221

TRANSFERS BETWEEN FUNDS            2 528 553       584 291        24 938

PURCHASE FEES                          -            (5 996)        -

NET CHANGE DURING YEAR             2 781 426       602 415       442 293

PARTICIPANTS' EQUITY,
  Beginning of year                    -             -         7 977 734

PARTICIPANTS' EQUITY,
  End of year                   $  2 781 426   $   602 415   $ 8 420 027




The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

(1) General Information

    The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (the Plan) was originally created in 1962 by Commonwealth Energy System (the System) and its subsidiaries to assist employees in adopting a regular savings program and to help employees by providing additional security for their retirement. The Plan has been amended or restated from time to time thereafter. The latest Plan restatement was made as of January 1, 1993.

    Since January 1, 1989, Vanguard Fiduciary Trust Company of Valley Forge, Pennsylvania, has acted as Trustee for the Plan (Plan Trustee). The Trustee retains the Plan assets and provides records of Plan activity to a Plan Agent designated by a three-member Savings Plan Board (the Board) that is appointed by the Trustees of the System and by the directors of its subsidiary companies. The Board is responsible (except for the duties specifically vested in the Plan Trustee) for the administration of the Plan.

    The term "Participant" shall be deemed to include Members, Inactive Members or Former Members, all as defined in the Plan.

    The Employers participating in the Plan consist of certain subsidiary companies of Commonwealth Energy System, as follows: Cambridge Electric Light Company, Canal Electric Company, Commonwealth Gas Company, COM/Energy Services Company and Commonwealth Electric Company (Employers). The Employers are wholly-owned by the System.

    Each eligible employee, upon joining the Plan, shall specify in 1% increments his or her contributions and the applicable Employer contributions to be invested in each of seven separate Investment Funds (Fund(s)) that are collectively referred to as the trust fund (Trust Fund) and are further described in Note 4. Participants may change their Fund allocation contribution daily by contacting Vanguard Participant Services. However, not more than 50% of a Participant's contributions and the applicable Employer contributions may be allocated to the System's Common Share Fund.

    Effective April 1, 1996, five additional investment options have been made available to Participants. These options include the Vanguard Explorer Fund (which seeks long-term growth of capital by investing primarily in common stocks of small and emerging growth companies) and the four Vanguard LifeStrategy Funds which are designed to match the objectives and risk tolerances of a Participant's various life stages.

    The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974 (ERISA), the Retirement Equity Act of 1984, the Tax Reform Act of 1986 and the Omnibus Budget Reconciliation Act of 1993 relating to plans of this type.

<PAGE 21>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

(2) Significant Accounting Policies

    (a) Principles of Accounting

    The Plan Trustee's records are maintained on a cash basis. The accompanying financial statements include all adjustments necessary to present the statements on an accrual basis of accounting. Quoted market prices are used to value the System's Common Share Fund and the Vanguard Funds. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (b) Federal Income Taxes

    The Plan is subject to certain provisions of the Internal Revenue Code
(IRC) and qualifies under Sections 401(a) and 401(k) of the Code. The Internal Revenue Service (IRS) has issued a favorable determination letter, applicable to Plan years beginning after January 1, 1993 and for amendments adopted on January 15, 1993, which indicates that the Plan was designed in accordance with applicable IRC requirements. Management believes that the Plan is currently designed and operated in accordance with applicable IRC requirements. As a result, the Plan has not provided for Federal income taxes. Generally, Participants are not subject to taxes on contributions or the earned income until such time as a distribution is made.

    (c) Expenses

    Brokerage fees, commissions, stock transfer taxes and other expenses in connection with the purchase, sale or distribution of securities for each investment fund may be charged to such fund. Any expense of litigation may be paid by the Plan Trustee and charged to the Trust Fund or to the Investment Fund or Funds to which the litigation relates. All other expenses and charges incurred in the administration of the Plan are paid by the Employers.

    (d) Realized Gain (Loss) on Investments Sold or Distributed

    Pursuant to rules issued by the Department of Labor (DOL), realized gain
(loss) was computed by comparing the market value of the securities distributed or sold with the market value of said securities at the beginning of the Plan year. The System's Common Share Fund realized gains (losses) of $1,027,097, ($545,138) and $1,199,274 on the distribution or sale of 207,410,
97,867 and 296,171 System Common Shares in 1995, 1994 and 1993, respectively.

<PAGE 22>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

    A summary of realized gains (losses) on securities sold or distributed during the years ended December 31, 1995, 1994 and 1993 is set forth below:

                                                      Quoted
                                         Quoted    Market Price
                                      Market Price Beginning of    Gain
        Investment Funds              or Proceeds      Year       (Loss)

               1995
   Commonwealth Energy System
      Common Shares                    $ 8 320 160 $ 7 293 063 $1 027 097
   Vanguard Money Market Reserves-
      Prime Portfolio                   13 863 305  13 863 305      -
   Vanguard Windsor II                   8 895 459   7 758 707  1 136 752
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio     1 708 442   1 664 677     43 765
   Vanguard Wellington                   4 213 461   3 690 865    522 596
   Vanguard International Growth
      Portfolio                          3 897 722   3 816 016     81 706
   Vanguard Index Trust-
      Extended Market Portfolio            450 953     412 569     38 384
                                       $41 349 502 $38 499 202 $2 850 300

               1994
   Commonwealth Energy System
      Common Shares                    $ 3 981 245 $ 4 526 383 $ (545 138)
   Vanguard Money Market Reserves-
      Prime Portfolio                    8 709 357   8 709 357      -
   Vanguard Windsor II                   6 529 551   6 624 955    (95 404)
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio     2 231 660   2 287 937    (56 277)
   Vanguard Wellington                   4 428 748   4 544 012   (115 264)
   Vanguard International Growth
      Portfolio                          1 382 971   1 368 400     14 571
   Vanguard Index Trust-
      Extended Market Portfolio            221 842     225 328     (3 486)
                                       $27 485 374 $28 286 372 $ (800 998)

               1993
   Commonwealth Energy System
      Common Shares                    $13 823 563 $12 624 289 $1 199 274
   Vanguard Money Market Reserves-
      Prime Portfolio                   16 089 894  16 089 894      -
   Vanguard Windsor II                  11 755 590  11 121 195    634 395
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio     3 979 976   3 959 379     20 597
   Vanguard Wellington                   4 942 133   4 740 977    201 156
   Vanguard International Growth
      Portfolio*                           180 199     167 669     12 530
   Vanguard Index Trust-
      Extended Market Portfolio*             6 068       6 067          1
                                       $50 777 423 $48 709 470 $2 067 953

    * Available to Participants since October 1, 1993

<PAGE 23>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

    (e) Unrealized Appreciation (Depreciation) of Investments

    The Plan provides that the market value of each Investment Fund shall be determined by the Trustee each quarter. Pursuant to the rules issued by the DOL, unrealized appreciation (depreciation) shall equal the difference between market value at the beginning of the Plan year and the quoted market price of the investments at the applicable valuation date in determining the value of each fund. The change in unrealized appreciation (depreciation) during the years ended December 31, 1995, 1994 and 1993 is set forth below:

                                                              Unrealized
                                  Beginning                  Appreciation
         Investment Funds          of Year     End of Year  (Depreciation)

               1995
   Commonwealth Energy System
      Common Shares              $28 493 785    $41 998 465  $ 13 504 680
   Vanguard Windsor II             5 208 271     19 014 915    13 806 644
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio           (195 651)        77 171       272 822
   Vanguard Wellington               381 130      5 697 767     5 316 637
   Vanguard International
      Growth Portfolio                15 931        616 587       600 656
   Vanguard Index Trust-
      Extended Market Portfolio      (75 809)       434 098       509 907
                                 $33 827 657    $67 839 003  $ 34 011 346

               1994
   Commonwealth Energy System
      Common Shares              $44 502 303    $28 493 785  $(16 008 518)
   Vanguard Windsor II             8 709 991      5 208 271    (3 501 720)
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio             62 983       (195 651)     (258 634)
   Vanguard Wellington             1 370 863        381 130      (989 733)
   Vanguard International
      Growth Portfolio               178 235         15 931      (162 304)
   Vanguard Index Trust-
      Extended Market Portfolio       (4 871)       (75 809)      (70 938)
                                 $54 819 504    $33 827 657  $(20 991 847)

               1993
   Commonwealth Energy System
      Common Shares              $38 813 565    $44 502 303  $  5 688 738
   Vanguard Windsor II             6 297 836      8 709 991     2 412 155
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio             74 378         62 983       (11 395)
   Vanguard Wellington               635 925      1 370 863       734 938
   Vanguard International
      Growth Portfolio*                -            178 235       178 235
   Vanguard Index Trust-
      Extended Market Portfolio*       -             (4 871)       (4 871)
                                 $45 821 704    $54 819 504  $  8 997 800

   * Available to Participants since October 1, 1993

<PAGE 24>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

    (f) Income Recognition

    Income of the System Common Share Fund consists primarily of dividends on its Common Shares. The allocation of each Fund's earnings to a Participant's account is based on the percent of the Participant's units in the Funds and is allocated daily.

(3) Participating Companies and Contributions

    Employees are eligible to join the Plan upon completion of one-thousand (1,000) hours of service in a twelve-month period and are fully vested upon Plan entry. Generally, Participants in the Plan are required to make contributions of at least 1% but not more than 16% of their compensation as defined in the Plan. However, the maximum amount a Participant may defer annually is $9,500 currently (as increased from time to time by the Secretary of the Treasury in accordance with the cost of living adjustment factor prescribed in Section 402(g)(1) of the IRC). Compensation is defined to be an employee's authorized basic salary (including any "lump sum payment" under the authorized basic compensation pay program), except that in the case of sales personnel compensated in whole or in part by commissions, compensation shall be considered to equal 90% of the average compensation earned by such employee in the preceding four calendar quarters but not less than his authorized basic compensation. Salary deferral contributions by employees are made to the Plan by payroll deduction. The Employer contributes an additional amount equal to such employee's contribution, up to a maximum of 4% of such employee's basic compensation, as previously defined. Effective January 1, 1993, the maximum participating Employer contribution was increased to 5% for those non-bargaining employees who were less than forty (40) years of age or had less than twelve (12) years of service at that date and who, therefore, are no longer eligible for postretirement health care benefits. In April 1993, certain bargaining employees also became eligible for the 5% Employer matching contribution. The additional match has been made available to defray the cost of postretirement health care benefit costs to those employees.

    Effective April 1, 1996 any eligible employee may change the percentage of his or her contribution as of January 1, April 1, July 1 or October 1 in each calendar year (but not retroactively) by contacting Vanguard Participant Services at least thirty (30) days prior to the beginning of any quarter.

<PAGE 25>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

    The participating system companies and contributions for the years ended December 31, 1995, 1994 and 1993 are summarized below:

                                            Employee Contributions
                                         1995        1994         1993

    Cambridge Electric Light Company $  654 474  $  688 568   $  670 016
    Canal Electric Company              642 435     609 812      558 858
    Commonwealth Electric Company     3 687 316   3 482 617    3 266 376
    Commonwealth Gas Company          2 749 403   2 759 444    2 760 996
    COM/Energy Services Company         945 449     876 966      850 889
                                     $8 679 077  $8 417 407   $8 107 135


                                            Employer Contributions
                                         1995        1994         1993

    Cambridge Electric Light Company $  317 289  $  325 109   $  320 738
    Canal Electric Company              258 375     249 749      234 040
    Commonwealth Electric Company     1 813 432   1 745 722    1 699 786
    Commonwealth Gas Company          1 439 253   1 447 005    1 443 731
    COM/Energy Services Company         564 381     534 442      546 886
                                     $4 392 730  $4 302 027   $4 245 181

    Participation by employees is voluntary and may begin on the next succeeding January 1, April 1, July 1 or October 1, coincident with or next following attainment of eligibility. Of the 2,325 former or current eligible employees as of December 31, 1995, 2,277 (97.9%) members were participating in the Plan.

    At December 31, 1995, the number of Participants in each of the Plan's seven separate Investment Funds was as follows:

                 Investment Fund                        Participants

    Commonwealth Energy System Common Shares               1,945
    Vanguard Money Market Reserves-Prime Portfolio         1,272
    Vanguard Windsor II                                    1,875
    Vanguard Fixed Income Securities Fund-
       Short-Term Corporate Portfolio                        493
    Vanguard Wellington                                    1,388
    Vanguard International Growth Portfolio                  528
    Vanguard Index Trust-Extended Market Portfolio           258

    In addition, there were 967 Participants in the Plan's Loan Fund.

<PAGE 26>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

(4) Investments

    (a) Investment Funds Descriptions

    The following is a description of the seven Investment Funds in which a Participant may allocate his or her contributions and the matching Employer contributions:

    Common Shares of Commonwealth Energy System - Consists of Common Shares of Beneficial Interest of Commonwealth Energy System purchased on the open market or through the System's Dividend Reinvestment and Common Share Purchase Plan. The System's Common Shares may also be acquired directly from the System, if such Common Shares are made available by the Board of Trustees of the System, based on the fair market value at the time of acquisition. The Common Shares are acquired with employee contributions and Employer contributions, dividends and interest income. The Trustee, at its discretion, will determine the manner in which such shares may be acquired.

    Vanguard Money Market Reserves-Prime Portfolio - A mutual fund which seeks the maximum current income that is consistent with preservation of capital and liquidity. Value is added primarily by emphasizing specific issues and sectors of the money market that appear to be attractively priced based upon historical yield spread relationships. Average maturity for the Fund is normally maintained in the range of 30-70 days, and the Fund can own no security with a maturity longer than one year. Such money market instruments include domestic certificates of deposit and bankers' acceptances, commercial paper, U.S. Treasury and Government agency securities and repurchase agreements on such securities and up to 50% of net assets can be invested in Eurodollar certificates of deposit issued by approved U.S. banks.

    Vanguard Windsor II - A mutual fund having a primary objective to provide long-term growth of capital and income. As a secondary objective, the Fund seeks a reasonable level of current income. The Fund is a value-oriented growth and income fund seeking investment opportunities primarily in common stocks that are out of favor or undervalued.

    Vanguard Fixed Income Securities Fund-Short-Term Corporate Portfolio - A mutual fund which seeks to provide a high level of current income consistent with a two to three-year average maturity. By investing in relatively short maturity investment-grade bonds, the Portfolio is designed to help preserve capital.

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

<PAGE 27>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

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

    (b) Investment Funds Performance

    The following table is the total return (including the reinvestment of all dividends and capital gains distributions) on the Plan's Investment Funds for the years ended December 31, 1995, 1994 and 1993. All returns are net of expenses:

            Investment Funds                  1995     1994       1993
                                        Total Return on Year-End Investment

    Commonwealth Energy System
       Common Shares                          32.5%   (15.5)%    15.6%
    Vanguard Money Market Reserves-
       Prime Portfolio                         5.8      4.1       3.0
    Vanguard Windsor II                       38.8     (1.2)     13.6
    Vanguard Fixed Income Securities Fund-
       Short-Term Corporate Portfolio         12.7     (0.1)      7.1
    Vanguard Wellington                       32.9     (0.5)     13.5
    Vanguard International Growth Portfolio   14.9      0.8      44.7 *
    Vanguard Index Trust-
       Extended Market Portfolio              33.1     (2.8)     13.4 *

    * Available to Participants since October 1, 1993

    (c) Investment Funds Accounts

    The Savings Plan Board maintains for each Participant in the Plan, under each Fund in which all or part of his or her contributions and the applicable Employer contributions are invested, a separate Member Account that includes a Pay Deferral Account for current pre-tax contributions. In addition, the Member Account may include previous after-tax contributions. The Savings Plan Board also maintains a separate Company Account (for each Participant) that includes Employer contributions made on behalf of Participants. These Accounts reflect the portion of each Participant's interest in the Investment Fund which is attributable to the contributions to such Accounts.

    The Plan permits Participants to transfer amounts between Funds on a daily basis, subject to certain limitations.

<PAGE 28>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

    The Plan Trustee may, at its discretion, temporarily invest funds designated for a particular Fund in short-term interest-bearing securities or may retain certain amounts of cash in each Fund without interest being credited thereon, for the purpose of more effectively timing the purchase of investments or liquidity needs for the several Funds. All contributions are transmitted weekly to the Plan Trustee.

    A Participant's choice of contribution allocation to eligible Funds will continue until changed by such Participant. Investment designations may be changed once a day by contacting a Vanguard Participant Services representative.

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

    During the years ended December 31, 1995, 1994 and 1993, the Plan Trustee purchased Common Shares of Commonwealth Energy System, made distributions of Common Shares to Participants and sold Common Shares to accommodate cash distributions as follows:

                          Commonwealth Energy System Common Shares
                  Shares                    Shares Sold and Distributed
                Purchased       Cost        Shares      Aggregate Value

     1995        180 473     $7 226 244     207 411        $5 706 748
     1994        170 204      6 902 558      97 867         2 540 623
     1993         63 915      3 031 010     296 171         7 302 526

     The Plan Trustee also represents a party in interest to the Plan due to the Plan's investments in several Vanguard Funds.

<PAGE 29>

                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       NOTES TO FINANCIAL STATEMENTS

(6)  Loans to Plan Participants

     Participants may request a loan from the Plan for a minimum amount of $1,000. The amount of the loan shall not exceed the lesser of $50,000 or fifty percent (50%) of the balance of the participant's total value in the various funds of the Plan. The interest rate on a loan is based on the prime rate at Bank of Boston on the first day of the quarter preceding the loan request plus one percent. Participants may choose a repayment period of one to five years.

     Effective April 1, 1996, eligible Participants have the option of securing a second loan from the Plan including requests for up to a thirty
(30) year loan to purchase a primary residence. Prior to that date, Participants were restricted to one outstanding loan at any one time.

<PAGE 30>

Schedule I
                                                  Employer Identification
                                                  Number: 04-1662010
                                                  Plan Number: 091187


                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                                INVESTMENTS

                             DECEMBER 31, 1995



                                                              Market Value
Name of Issuer and                  Number of                  at End of
   Title of Issue                Shares or Units     Cost        Period

COMMONWEALTH ENERGY SYSTEM
   COMMON SHARE FUND:

   Common Shares of
     Beneficial Interest -

     Commonwealth Energy System*      1 691 452  $ 47 332 293 $ 75 692 483

VANGUARD FUNDS*:

   Money Market Reserves-
     Prime Portfolio                 27 312 540    27 312 540   27 312 540

   Windsor II                         3 322 531    52 258 184   68 643 492

   Fixed Income Securities Fund-
     Short-Term Corporate Portfolio     537 863     5 809 716    5 868 083

   Wellington                         1 275 065    25 777 228   31 149 835

   International Growth Portfolio       485 401     6 686 004    7 290 725

   Index Trust-
     Extended Market Portfolio          160 013     3 401 777    3 851 519

     Total Vanguard Funds                         121 245 449  144 116 194

     Total Investments                           $168 577 742 $219 808 677


Loans to Participants                              $8 557 638   $8 557 638

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

                             DECEMBER 31, 1995


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

              Percentage of quoted market price over cost:

         Commonwealth Energy System Common Share Fund             59.9%
         Vanguard Money Market Reserves-Prime Portfolio             -
         Vanguard Windsor II Fund                                 31.4
         Vanguard Fixed Income Securities Fund-
            Short-Term Corporate Portfolio                         1.0
         Vanguard Wellington Fund                                 20.8
         Vanguard International Growth Portfolio                   9.0
         Vanguard Index Trust-Extended Market Portfolio           13.2

         The Plan Trustee accounts for members' interests in the mutual funds available as investment options on a unit basis. The Plan Trustee also uses a unit basis in accounting for the Commonwealth Energy System Common Share Fund. At December 31, 1995, the value per unit of each of the Investment Funds (options) was as follows:

                     Investment Funds                          Unit Value

         Commonwealth Energy System Common Shares                $18.01
         Vanguard Money Market Reserves-Prime Portfolio            1.00
         Vanguard Windsor II                                      20.66
         Vanguard Fixed Income Securities Fund-
            Short-Term Corporate Portfolio                        10.91
         Vanguard Wellington                                      24.43
         Vanguard International Growth Portfolio                  15.02
         Vanguard Index Trust-Extended Market Portfolio           24.07


         The closing market price of the System's Common Shares as listed on the New York Stock Exchange composite transactions was $44.75, $36.375 and $46.25 for December 31, 1995, 1994 and 1993, respectively.






       The accompanying notes are an integral part of this schedule.

<PAGE 32>

Schedule IV

                                                 Employer Identification
                                                 Number: 04-1662010
                                                 Plan Number: 091187


                          EMPLOYEES SAVINGS PLAN
          OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        REPORTABLE TRANSACTIONS (a)

                   FOR THE YEAR ENDED DECEMBER 31, 1995



                                          Number of       Cost of
PURCHASES                                 Purchases        Asset

Vanguard Money Market Reserves-
   Prime Portfolio (b)                       207        $14 494 329

Vanguard Windsor II Fund (b)                 195         13 949 205

Vanguard Wellington Fund (b)                 181          8 481 587




                                Number of       Proceeds         Gain on
SALES                             Sales        from Sales         Sales

Vanguard Money Market Reserves-
   Prime Portfolio (b)             199         $13 863 305     $    -

Vanguard Windsor II Fund (b)       178           8 895 459      1 136 752

Vanguard Wellington Fund (b)       145           4 213 461        522 596



(a) Fund investments with total transactions exceeding 5% of beginning Plan assets.
(b) Represent parties in interest to the Plan












       The accompanying notes are an integral part of this schedule.