Form 10-Q
period 1996-03-31
COMMONWEALTH ENERGY SYSTEM
filed 1996-05-14
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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

                                                   Outstanding at
         Class of Common Stock                      May 1, 1996

      Common Shares of Beneficial
      Interest, $4 par value                       10,764,838 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                                  (Unaudited)


                                                    March 31,    December 31,
                                                      1996           1995
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1 109 185   $1 105 502
  Gas                                                  348 203      346 990
  Other                                                 63 331       63 132
                                                     1 520 719    1 515 624
  Less - Accumulated depreciation and
           amortization                                511 235      497 627
                                                     1 009 484    1 017 997
  Add - Construction work in progress
          and nuclear fuel in process                   14 120       10 276
                                                     1 023 604    1 028 273

LEASED PROPERTY, net                                    14 758       14 931

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           10 045        9 814
  Other investments                                      3 536        3 400
                                                        13 581       13 214

CURRENT ASSETS
  Cash and cash equivalents                              4 753        4 319
  Accounts receivable                                  120 149      105 377
  Unbilled revenues                                     22 536       31 642
  Inventories, at average cost                          13 183       25 538
  Prepaid taxes and other                                9 308       15 843
                                                       169 929      182 719

DEFERRED CHARGES                                       145 163      150 964

                                                    $1 367 035   $1 390 101




                            See accompanying notes.

<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)
                                                    March 31,  December 31,
                                                      1996         1995
                                                    (Dollars in Thousands)
CAPITALIZATION
  Common share investment -
    Common shares, $4 par value -
      Authorized - 18,000,000 shares
      Outstanding - 10,764,838 in 1996 and
        10,764,134 in 1995                          $   43 059   $   43 056
    Amounts paid in excess of par value                111 778      111 749
    Retained earnings                                  255 331      235 980
                                                       410 168      390 785
  Redeemable preferred shares, less current
    sinking fund requirements                           13 780       13 840
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        376 137      377 181
                                                       800 085      781 806

CAPITAL LEASE OBLIGATIONS                               13 088       13 291

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              21 875       55 600
    Maturing long-term debt                             33 230       33 230
                                                        55 105       88 830

  Other Current Liabilities -
    Current sinking fund requirements                    8 913        9 103
    Accounts payable                                   123 328      134 908
    Accrued taxes                                       36 462       31 587
    Other                                               35 784       35 407
                                                       204 487      211 005
                                                       259 592      299 835

DEFERRED CREDITS
  Accumulated deferred income taxes                    171 513      170 182
  Unamortized investment tax credits
     and other                                         122 757      124 987
                                                       294 270      295 169

COMMITMENTS AND CONTINGENCIES

                                                    $1 367 035   $1 390 101


                            See accompanying notes.

<PAGE 4>



              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                        1996       1995
                                                     (Dollars in Thousands)

OPERATING REVENUES
  Electric                                            $167 768     $151 903
  Gas                                                  123 723      107 978
  Steam and other                                        7 213        5 733
                                                       298 704      265 614
OPERATING EXPENSES
  Fuel and purchased power                              99 019       87 216
  Cost of gas sold                                      61 613       51 136
  Other operation and maintenance                       61 253       61 891
  Depreciation                                          14 667       13 751
  Taxes -
    Local property and other                             8 534        8 363
    Federal and state income                            17 397       12 857
                                                       262 483      235 214
OPERATING INCOME                                        36 221       30 400

OTHER INCOME                                             2 401        1 513

INCOME BEFORE INTEREST CHARGES                          38 622       31 913

INTEREST CHARGES
  Long-term debt                                         9 372        9 799
  Other interest charges                                 1 448        1 433
  Allowance for borrowed funds
    used during construction                              (105)        (252)
                                                        10 715       10 980
NET INCOME                                              27 907       20 933
  Dividends on preferred shares                            267          282
EARNINGS APPLICABLE TO COMMON SHARES                  $ 27 640     $ 20 651

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         10 764 838   10 566 316

EARNINGS PER COMMON SHARE                                $2.57        $1.95

DIVIDENDS DECLARED PER COMMON SHARE                      $ .77        $ .75







                            See accompanying notes.

<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                       1996        1995
                                                    (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                        $ 27 907     $ 20 933
  Effects of noncash items -
    Depreciation and amortization                     17 583       17 249
    Deferred income taxes and investment
      tax credits, net                                  (270)         284
    Earnings from corporate joint ventures              (457)        (299)
  Dividends from corporate joint ventures                 90          389
  Change in working capital, exclusive of cash,
    cash equivalents and interim financing             6 706       20 271
  All other operating items                            2 021        4 357
Net cash provided by operating activities             53 580       63 184

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                        (8 172)      (8 955)
      Gas                                             (1 381)      (2 343)
      Other                                             (135)         (56)
  Allowance for borrowed funds used during
    construction                                        (105)        (252)
Net cash used for investing activities                (9 793)     (11 606)

FINANCING ACTIVITIES
  Sale of common shares                                   32        2 418
  Payment of dividends                                (8 556)      (8 224)
  Payment of short-term borrowings                   (33 725)     (44 850)
  Sinking funds payments                              (1 104)      (1 294)
Net cash used for financing activities               (43 353)     (51 950)
Net increase (decrease) in cash and
  cash equivalents                                       434         (372)
Cash at beginning of period                            4 319        7 722
Cash at end of period                               $  4 753     $  7 350

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $  9 505     $  8 736
    Income taxes                                    $  9 986     $  3 538





                            See accompanying notes.

<PAGE 6>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Energy System, the parent company, is referred to in this report as the "System" and, together with its subsidiaries, is collec-tively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts. In addition, the System has interests in other utility and several non-regulated companies.

        The system has 2,077 regular employees including 1,227 (59%) represented by various collective bargaining units. Negotiations with one collective bargaining unit that represents approximately 18% of regular employees are ongoing. The agreement that covered these employees expired on March 31, 1996. A workforce of management personnel and experienced contractors are performing all essential tasks. Management is unable to predict the ultimate outcome of these negotiations. New agreements were reached with two other bargaining units (representing approximately 23% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively.

(2) Accounting Policies

    (a) Principles of Accounting

        The system's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the system follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

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

        The unaudited financial statements for the periods ended March 31, 1996 and 1995, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

<PAGE 7>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy and Commonwealth Gas' seasonal rate structure.

    (b) Regulatory Assets and Liabilities

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

        Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." On January 1, 1996, the system adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of March 31, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU.

        The principal regulatory assets included in deferred charges were as follows:

                                                      March 31,   December 31,
                                                        1996          1995
                                                  (Dollars in Thousands)
        Postretirement benefit costs including
           pensions                                    $ 25 028    $ 24 608
        Power contract buy-out                           23 185      23 838
        Fuel charge stabilization                        17 901      22 063
        Deferred income taxes                            14 147      14 106
        FERC Order 636 transition costs                  11 326      11 711
        Unrecovered plant and decommissioning costs       9 596      10 135
        Seabrook related costs                            8 701       9 511
        Other                                            14 403      14 700
                                                       $124 287    $130 672

        The regulatory liabilities, reflected in the accompanying balance sheets and related to deferred income taxes, were $13.9 million and $14 million at March 31, 1996 and December 31, 1995, respectively.

<PAGE 8>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

(3) Commitments and Contingencies

        Construction Program

        The system is engaged in a continuous construction program presently estimated at $293 million for the five-year period 1996 through 2000. Of that amount, $69.3 million is estimated for 1996. The program is subject to periodic review and revision.

(4) Common Shares

        On March 28, 1996, the System's Board of Trustees had put forth in the System's 1996 proxy statement a proposal seeking shareholder approval to effect a two-for-one split of its outstanding common shares. On May 2, 1996, shareholders overwhelmingly supported the split. The split accompanies a change in the par value from four dollars to two dollars per share and an increase in the number of authorized common shares from 18 million to 50 million and will result in the issuance of an additional
    10.8 million shares. The record date for the split is May 15, 1996. The impact of the stock split has not been reflected in the accompanying financial statements.

<PAGE 9>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition

        Capital resources of the System and its subsidiaries are derived principally from retained earnings and equity funds provided through the System's Dividend Reinvestment and Common Share Purchase Plan (DRP). However, effective February 1, 1996, the System's DRP common share requirement was fulfilled through open market purchases rather than the direct issue of common shares. This change was prompted by the System's improving financial condition and reduced need for equity capital. Supplemental interim funds are borrowed on a short-term basis and, when necessary, replaced with new equity and/or debt issues through permanent financing secured on an individual company basis. The system purchases 100% of all subsidiary common stock issues and provides, to the extent possible, a portion of the subsidiaries' short-term financing needs. These capital resources provide the funds required for the subsidiary companies' construction programs, current operations, debt service and other capital requirements.

        For the first three months of 1996, cash flows from operating activities amounted to approximately $53.6 million and reflect net income of $27.9 million and noncash items including depreciation of $14.7 million, $2.9 million in amortization and deferred income taxes (net of investment tax credits). The change in working capital since December 31, 1995, exclusive of cash, cash equivalents and interim financing, amounted to $6.7 million and had a positive impact on cash flows from operating activities, reflecting lower inventory levels ($12.4 million), unbilled revenues ($9.1 million) and prepaid taxes ($5.5 million), coupled with a higher level of accrued taxes ($4.9 million). These factors were offset, in part, by a higher level of accounts receivable ($14.8 million) and a decline in accounts payable ($11.6 million).

        Construction expenditures for the first three months of 1996 were approximately $9.8 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($8.6 million) and the payment of short-term borrowings ($33.7 million), were funded almost entirely with internally-generated funds.

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

<PAGE 10>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1996 and 1995 and unit sales for these periods are shown below:

                                                         Three Months
                                                        Ended March 31,
                                                         1996 and 1995
                                                      Increase (Decrease)
                                                    (Dollars in Thousands)

Operating Revenues -
  Electric                                            $15 865      10.4%
  Gas                                                  15 745      14.6
  Steam and other                                       1 480      25.8
                                                       33 090      12.5

Operating Expenses -
  Fuel and purchased power                             11 803      13.5
  Cost of gas sold                                     10 477      20.5
  Other operation and maintenance                        (638)     (1.0)
  Depreciation                                            916       6.7
  Taxes -
    Local property and other                              171       2.0
    Federal and state income                            4 540      35.3
                                                       27 269      11.6

Operating Income                                        5 821      19.1

Other Income                                              888      58.7

Income Before Interest Charges                          6 709      21.0

Interest Charges                                         (265)     (2.4)

Net Income                                              6 974      33.3

Dividends on preferred shares                             (15)     (5.3)

Earnings Applicable to Common Shares                  $ 6 989      33.8

Unit Sales -
  Electric - Megawatthours (MWH)
    Retail                                             23 205       2.0
    Wholesale                                         355 991      90.7
                                                      379 196      24.6

  Gas - Billions of British Thermal Units (BBTU)
    Firm                                                2 083      12.9
    Interruptible and other                            (1 170)    (61.1)
                                                          913       5.1

<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The following is a summary of electric and gas unit sales for the three-month periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                       1996          1995
Electric Sales - MWH
  Residential                                          486 024      457 491
  Commercial                                           583 724      586 697
  Industrial                                            94 051       96 309
  Other                                                  6 461        6 558
       Total retail sales                            1 170 260    1 147 055
  Wholesale to other systems                           748 448      392 457
       Total                                         1 918 708    1 539 512

Gas Sales - BBTU
  Residential                                           10 424        9 404
  Commercial                                             5 130        4 432
  Industrial                                             1 674        1 474
  Other                                                    966          801
       Total firm sales                                 18 194       16 111
  Off-system sales                                         249        1 413
  Quasi-firm sales                                         124          350
  Interruptible sales                                      373          153
       Total                                            18 940       18 027


  Electric Revenues, Fuel and Purchased Power Costs

         For the first quarter of 1996, electric operating revenues increased approximately $15.9 million or 10.4% due to higher fuel costs and increased unit sales as a result of colder weather compared to the extremely mild weather conditions during the first quarter of 1995. The increase in revenues also reflects slightly higher conservation and load management (C&LM) costs.

         Fuel and purchased power costs increased during the first quarter of 1996 by approximately $11.8 million or 13.5% due mainly to higher unit sales and greater fuel oil costs at Canal (a major supplier of electricity to the system) that reflect the absence of scheduled maintenance on Unit 1 incurred in 1995.

         For the three-month period ending March 31, 1996, retail electric unit sales increased 2% reflecting higher sales to residential customers (6.2% increase) due to the colder weather during the current quarter. Retail unit sales to commercial and industrial customers changed marginally from the first quarter of 1995 since these customer sectors draw less energy for heating. Wholesale unit sales increased nearly 91% during the current quarter due to an annual inspection and unscheduled turbine maintenance for Canal Unit 1 in 1995. However, wholesale sales have little, if any, impact on net income.

<PAGE 12>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Gas Revenues and Cost of Gas Sold

         For the first three months of 1996, gas operating revenues increased approximately $15.7 million (14.6%) due primarily to a higher level of cost of gas sold ($10.5 million) that reflected a 12.9% increase in firm unit sales. These increases were offset slightly by a decline in off-system sales and quasi-firm sales and a lower level of C&LM costs ($804,000).

         The increase in unit sales to firm customers reflects significant weather-related improvements in all customer segments including residential (10.8%), commercial (15.7%) and industrial (13.6%). For the current quarter, heating degree days totaled 3,324 compared to 2,914 for the same period in 1995, an increase of more than 14% and approximately 3% more than normal.

  Other Operating Expenses

         For the first three months of 1996, other operation and maintenance decreased 1% or $638,000 reflecting lower maintenance costs of $813,000, primarily associated with the Canal units, and a decline in the provision for bad debts ($337,000). These decreases were partially offset by higher labor, insurance and benefit costs ($848,000).

         Depreciation expense increased 6.7% or $916,000 due to a higher level of depreciable plant. The slight increase in local property and other taxes is due to higher rates and assessments within the system's service territory. Federal and state income taxes increased $4.5 million (35.3%) due primarily to a greater level of taxable income.

  Other Income and Interest Charges

         For the first quarter of 1995, other income increased by $888,000 due to the reversal of a reserve that had been established by Canal for costs associated with postretirement benefits that are now being recovered in wholesale rates.

         Total interest charges for the current quarter decreased 2.4% due to scheduled sinking fund payments and maturing long-term debt.

  Electric Industry Restructuring

         On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts in order to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with a minimum impact on the environment. Each of the state's electric utilities, together with other interested parties, participated in this proceeding that initially established a set of principles that would govern the restructuring of the electric industry in Massachusetts.

<PAGE 13>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         In February 1996, certain utilities submitted required proposals detailing how they would plan to move into a competitive market structure. Since that time, the DPU held a generic proceeding that focused on many of the policy issues raised in its original order. On April 12, 1996, Commonwealth Electric Company and Cambridge Electric Light Company (the Companies), in response to the generic proceeding, filed comments with the DPU on several issues that should be addressed in creating a restructured electric utility industry which, together with comments from other interested parties, provided valuable input to the DPU in its development of proposed rules that were summarized in its order issued on May 1, 1996. The proposed rules, which are subject to public comment and hearings prior to adoption of final rules in October 1996, are based on the following policies:

    (1) An Independent System Operator which: (a) operates the regional transmission system reliably; (b) is independent and unaffiliated with electric companies; and (c) applies comparable transmission rates, terms and conditions to all generators;

    (2) A Power Exchange to manage a competitive bidding pool for short-term power sales;

    (3) Functional separation of electric companies into generation, trans-mission and distribution corporate entities;

    (4) Preservation of discounts for low-income customers, shut-off protec-tions and provision of service to all customers;

    (5) Registration requirements for generation suppliers, including market-ers and aggregators;

    (6) A reasonable opportunity for recovery of stranded costs, including a proposal to protect municipalities from loss of utility property taxes associated with diminished generation plant value;

    (7) Options for phased incentives for electric companies to divest their generation assets to stimulate a robust competitive market;

    (8)  Promotion of environmental goals;

    (9)  Support for energy efficiency and renewable energy resources;

    (10) Encouragement, but not a requirement, for towns with Municipal Electric Companies to participate in the restructured industry;

    (11) A price cap system of economic incentive regulation for the remaining distribution and transmission monopolies;

    (12) Unbundling of rates on bills by January 1, 1997 into separate compo-nents of transmission, distribution and a market proxy for energy costs. Implementation of competitive generation market by January 1, 1998.

<PAGE 14>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         In its May 1, 1996 order, the DPU acknowledged that it does not have jurisdiction in such areas as environmental regulation and the establish-ment of an Independent System Operator or a Power Exchange. Federal and state environmental agencies and the Federal Energy Regulatory Commission have the requisite authority in these areas. However, the DPU determined that it was important for it to express its initial views regarding these components of a restructured electric industry.

         In accordance with the DPU's schedule, the Companies will file revenue-neutral unbundled rates in October 1996 for effect in January 1997. Also, during 1997, the Companies will file their comprehensive restructuring proposal. One element of the Companies' proposal (announced on February 15, 1996) would require the Companies to voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competitive market of entitlements in all twenty-one contracts, including contracts held by the Companies involving the System's generating subsidiary Canal Electric. The proposal provides for total recovery of the difference between the current market value of the Companies' power contracts and their original unavoidable costs. This difference, considered to be a stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas. The auction approach has received initial positive reviews from the Commonwealth of Massachusetts Division of Energy Resources and the Office of the Attorney General. Management is unable to predict the ultimate outcome of the overall proceedings or the Companies' specific proposal.

    Environmental Matters

         Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. Commonwealth Gas and certain other subsidiaries are also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first quarter of 1996. For further information on these matters, refer to the System's 1995 Annual Report on Form 10-K.

<PAGE 15>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including Cambridge Electric as an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology involving a DPU decision approving a customer transition charge for the recovery of stranded investment costs. The SJC has not yet established a schedule for submitting briefs. This issue is discussed more fully in the System's 1995 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 2, 1996.

       (b) The three nominees, Peter H. Cressy, William J. O'Brien and William G. Poist listed in the System's Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996 were elected to the Board of Trustees of Commonwealth Energy System.

       (c) As set forth in the System's Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996 as Item 2, a proposal to amend Sections 5 and 22 of the System's Declaration of Trust, which sections set forth the specific powers of the Board of Trustees, the present authorized number of Common Shares of beneficial interest and the par value of such Common Shares. The proposed amendments would change the par value of each Common Share from Four Dollars ($4.00) to Two Dollars ($2.00), increase the number of authorized Common Shares from 18,000,000 to 50,000,000 Common Shares, and allow for share splits or reverse share splits and changes in the par value of Common Shares under certain terms without specific Shareholder approval. There were 8,157,200 (75.8%) Common Shares voted for this proposal, 741,439 (6.9%) Common Shares voted against, 66,188 (.6%) Common Shares abstained and 1,800,011 (16.7%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

       (d) As set forth in the System's Notice of 1996 Annual Meeting, Proxy Statement and 1995 Financial Information dated March 29, 1996 as Item 3, a shareholder proposal, which was also presented at the 1991, 1992, 1993, 1994 and 1995 Annual Meeting, requesting the Board of Trustees to repeal the classified board and institute annual election of trustees was voted upon and failed to pass at the 1996 Annual

<PAGE 16>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

       Shareholders' Meeting. There were 1,918,941 (17.8%) Common Shares voted for this proposal, 5,627,348 (52.3%) Common Shares voted against, 310,765 (2.9%) Common Shares abstained and 2,907,784 (27%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

Item 5.     Other Information

       None

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1996.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the three months ended March 31, 1995.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1996.

<PAGE 17>


                          COMMONWEALTH ENERGY SYSTEM

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMMONWEALTH ENERGY SYSTEM
                                                  (Registrant)


                                            Principal Financial and
                                               Accounting Officer



                                            JAMES D. RAPPOLI
                                            James D. Rappoli,
                                            Financial Vice President
                                              and Treasurer




Date:  May 14, 1996