Form 10-Q
period 1996-06-30
COMMONWEALTH ENERGY SYSTEM
filed 1996-08-14
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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

                                                   Outstanding at
         Class of Common Stock                     August 1, 1996

      Common Shares of Beneficial
      Interest, $2 par value                       21,529,676 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)


                                                     June 30,    December 31,
                                                       1996          1995
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1 116 039   $1 105 502
  Gas                                                  349 818      346 990
  Other                                                 63 300       63 132
                                                     1 529 157    1 515 624
  Less - Accumulated depreciation and
           amortization                                521 112      497 627
                                                     1 008 045    1 017 997
  Add - Construction work in progress
          and nuclear fuel in process                   17 599       10 276
                                                     1 025 644    1 028 273

LEASED PROPERTY, net                                    14 387       14 931

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           10 123        9 814
  Other investments                                      3 458        3 400
                                                        13 581       13 214

CURRENT ASSETS
  Cash                                                   2 983        4 319
  Accounts receivable                                   98 918      105 377
  Unbilled revenues                                     14 596       31 642
  Inventories, at average cost                          23 759       25 538
  Prepaid taxes and other                                6 637       15 843
                                                       146 893      182 719

DEFERRED CHARGES                                       151 029      150 964

                                                    $1 351 534   $1 390 101




                            See accompanying notes.

<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    June 30,    December 31,
                                                      1996          1995
                                                   (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,529,676 in 1996 and
        21,528,268 in 1995                          $   43 059   $   43 056
    Amounts paid in excess of par value                111 778      111 749
    Retained earnings                                  256 238      235 980
                                                       411 075      390 785
  Redeemable preferred shares, less current
    sinking fund requirements                           13 590       13 840
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        361 786      377 181
                                                       786 451      781 806

CAPITAL LEASE OBLIGATIONS                               12 747       13 291

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              59 750       55 600
    Maturing long-term debt                             24 260       33 230
                                                        84 010       88 830

  Other Current Liabilities -
    Current sinking fund requirements                    8 473        9 103
    Accounts payable                                   114 036      134 908
    Accrued taxes                                       17 425       31 587
    Other                                               35 446       35 407
                                                       175 380      211 005
                                                       259 390      299 835

DEFERRED CREDITS
  Accumulated deferred income taxes                    172 224      170 182
  Unamortized investment tax credits
     and other                                         120 722      124 987
                                                       292 946      295 169

COMMITMENTS AND CONTINGENCIES

                                                    $1 351 534   $1 390 101

                            See accompanying notes.

<PAGE 4>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

(Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                   Three Months Ended      Six Months Ended
                                    1996        1995       1996        1995
OPERATING REVENUES
  Electric                         $151 185   $138 643    $318 953   $290 546
  Gas                                68 033     67 072     191 756    175 050
  Steam and other                     3 884      3 539      11 097      9 272
                                    223 102    209 254     521 806    474 868

OPERATING EXPENSES
  Fuel and purchased power           77 750     76 252     176 769    163 468
  Cost of gas sold                   38 193     39 419      99 806     90 555
  Other operation and maintenance    64 915     62 800     126 168    124 691
  Depreciation                       11 844     11 244      26 511     24 995
  Taxes -
    Federal and state income          5 853     (4 040)     22 901      8 817
    Local property and other          5 504      5 864      14 387     14 227
                                    204 059    191 539     466 542    426 753

OPERATING INCOME                     19 043     17 715      55 264     48 115

OTHER INCOME                            820         23       3 221      1 536

INCOME BEFORE INTEREST CHARGES       19 863     17 738      58 485     49 651

INTEREST CHARGES
  Long-term debt                      8 858      9 772      18 230     19 571
  Other interest charges              1 618      1 884       3 066      3 317
  Allowance for borrowed funds
    used during construction            (76)      (348)       (181)      (600)
                                     10 400     11 308      21 115     22 288
NET INCOME                            9 463      6 430      37 370     27 363
  Dividends on preferred shares         267        282         534        564
EARNINGS APPLICABLE TO
  COMMON SHARES                    $  9 196   $  6 148    $ 36 836   $ 26 799
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (a)         21 529 676 21 249 624  21 529 676 21 191 128

EARNINGS PER COMMON SHARE (a)         $ .43      $ .29       $1.71      $1.26
DIVIDENDS DECLARED PER
  COMMON SHARE (a)                    $.385      $.375       $ .77      $ .75

  (a) Prior period amounts have been restated to reflect a two-for-one stock split that became effective June 5, 1996.


                            See accompanying notes.

<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

(Dollars in thousands)
                                  (Unaudited)

                                                         1996         1995

OPERATING ACTIVITIES
  Net income                                           $ 37 370     $ 27 363
  Effects of noncash items -
    Depreciation and amortization                        32 225       30 987
    Deferred income taxes and investment
      tax credits, net                                      190         (577)
    Earnings from corporate joint ventures                 (892)        (763)
  Dividends from corporate joint ventures                   525          867
  Change in working capital, exclusive of cash
    and interim financing                                (1 135)      38 086
  All other operating items                              (9 284)     (20 887)
Net cash provided by operating activities                58 999       75 076

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                          (19 123)     (26 927)
      Gas                                                (3 233)      (6 150)
      Other                                                (253)        (522)
  Allowance for borrowed funds used during
    construction                                           (181)        (600)
Net cash used for investing activities                  (22 790)     (34 199)

FINANCING ACTIVITIES
  Sale of common shares                                      32        4 798
  Payment of dividends                                  (17 112)     (16 490)
  Proceeds from (payment of) short-term borrowings        4 150      (21 700)
  Long-term debt issues refunded                        (23 230)     (10 000)
  Sinking funds payments                                 (1 385)      (1 825)
Net cash used for financing activities                  (37 545)     (45 217)
Net decrease in cash                                     (1 336)      (4 340)
Cash at beginning of period                               4 319        7 722
Cash at end of period                                  $  2 983     $  3 382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 19 785     $ 20 884
    Income taxes                                       $ 17 173     $  4 545




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

        The system has 2,044 regular employees including 1,209 (59%) represented by various collective bargaining units. Negotiations to resolve a labor dispute with one collective bargaining unit that represents approximately 17% of regular employees are ongoing. The agreement that covered this bargaining unit expired on March 31, 1996 and work performed by these employees has been disrupted since that time. A workforce of management personnel and experienced contractors are performing all essential tasks. Management is unable to predict the ultimate outcome of these negotiations. New agreements were reached earlier this year with two other bargaining units (representing approximately 23% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively.

(2) Significant Accounting Policies

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

        The unaudited financial statements for the periods ended June 30, 1996 and 1995, reflect, in the opinion of the System, all adjustments (consist-ing of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." On January 1, 1996, the system adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of June 30, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report.

        The principal regulatory assets included in deferred charges were as follows:

                                                      June 30,   December 31,
                                                        1996          1995
                                                      (Dollars in thousands)
        Postretirement benefit costs including
           pensions                                    $ 24 701    $ 24 608
        Power contract buy-out                           22 460      23 838
        Fuel charge stabilization                        21 975      22 063
        Deferred income taxes                            14 188      14 106
        FERC Order 636 transition costs                  10 726      11 711
        Yankee Atomic unrecovered plant
           and decommissioning costs                      9 001      10 135
        Seabrook related costs                            7 891       9 511
        Other                                            14 083      14 700
                                                       $125 025    $130 672

        The principal regulatory liabilities, reflected in the accompanying condensed balance sheets and related to deferred income taxes, were $19 million and $20.6 million at June 30, 1996 and December 31, 1995, respectively.

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

(4) Common Shares

        On June 5, 1996, the System effected a two-for-one stock split of its outstanding common shares which was proposed by the System's Board of Trustees on March 28, 1996 and subsequently approved by the System's shareholders on May 2, 1996. The record date for the stock split was May 15, 1996. The split resulted in the issuance of an additional 10.8 million common shares and accompanied an increase in the number of authorized common shares from 18 million to 50 million and a change in the par value from four dollars to two dollars per common share. Prior period amounts for the average number of common shares outstanding, earnings per common share, dividends declared per common share and common share investment information in the accompanying condensed financial statements have been restated to reflect the stock split.

<PAGE 9>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition

        Capital resources of the System and its subsidiaries are derived principally from retained earnings and equity funds provided through the System's Dividend Reinvestment and Common Share Purchase Plan (DRP). However, effective February 1, 1996, the System's DRP common share requirement is being fulfilled through open market purchases rather than the direct issue of common shares. This change was prompted by the System's improving financial condition and reduced need for equity capital. Supplemental interim funds are borrowed on a short-term basis and, when necessary, replaced with new equity and/or debt issues through permanent financing secured on an individual company basis. The System purchases 100% of all subsidiary common stock issues and provides, to the extent possible, a portion of the subsidiaries' short-term financing needs. These capital resources provide the funds required for the subsidiary companies' construction programs, current operations, debt service and other capital requirements.

        During the first half of 1996, cash flows from operating activities amounted to approximately $59 million and reflect net income of $37.4 million and noncash items including depreciation of $26.5 million and $5.7 million in amortization and deferred income taxes. Working capital since December 31, 1995, exclusive of cash and interim financing, decreased
    $1.1 million reflecting lower levels of accounts payable ($20.9 million) and accrued taxes ($14.2 million) offset, in part, by a decrease in unbilled revenues ($17 million), prepaid taxes ($9 million), accounts receivable ($6.5 million) and inventories ($1.8 million).

        Construction expenditures for the first half of 1996 were approxi-mately $22.8 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($17.1 million) and the refunding of long-term debt ($23.2 million) were funded almost entirely with internally-generated funds. Proceeds from short-term borrowings of $4.2 million helped to meet the cash requirements for the current six-month period.

        Results of Operations

        The following is a discussion of certain significant factors that have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

<PAGE 10>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        A summary of the period to period changes in the principal items included in the accompanying condensed statements of income for the three and six-month periods ended June 30, 1996 and 1995 and unit sales for these periods is shown below:

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                          1996 and 1995        1996 and 1995
                                                 Increase (Decrease)
                                               (Dollars in thousands)
  Operating Revenues -
      Electric                           $12 542      9.0%    $28 407     9.8%
      Gas                                    961      1.4      16 706     9.5
      Steam and other                        345      9.7       1 825    19.7
                                          13 848      6.6      46 938     9.9

  Operating Expenses -
      Fuel and purchased power             1 498      2.0      13 301     8.1
      Cost of gas sold                    (1 226)    (3.1)      9 251    10.2
      Other operation and maintenance      2 115      3.4       1 477     1.2
      Depreciation                           600      5.3       1 516     6.1
      Taxes -
         Federal and state income          9 544    236.2      14 084   159.7
         Local property and other            (11)    (0.2)        160     1.1
                                          12 520      6.5      39 789     9.3

  Operating Income                         1 328      7.5       7 149    14.9

  Other Income                               797   3465.2       1 685   109.7

  Income Before Interest Charges           2 125     12.0       8 834    17.8

  Interest Charges                          (908)    (8.0)     (1 173)   (5.3)

  Net Income                               3 033     47.2      10 007    36.6

  Dividends on preferred shares              (15)    (5.3)        (30)   (5.3)

  Earnings Applicable to Common Shares  $  3 048     49.6    $ 10 037    37.5

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                              33 610      3.1      56 815     2.5
      Wholesale                          323 149    122.5     679 140   103.5
                                         356 759     26.3     735 955    25.4

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                   648     10.4       2 731    12.2
      Interruptible and other               (276)   (14.8)     (1 446)  (38.3)
                                             372      4.6       1 285     4.9

<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and six-month periods ended June 30, 1996 and 1995:

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1996      1995         1996      1995
  Electric Sales - MWH
      Residential                   417 715    392 619     903 739    850 110
      Commercial                    596 162    590 913   1 179 886  1 177 610
      Industrial                    109 225    105 941     203 276    202 250
      Other                           5 108      5 127      11 569     11 685
         Total retail sales       1 128 210  1 094 600   2 298 470  2 241 655
      Wholesale sales               587 002    263 853   1 335 450    656 310
         Total                    1 715 212  1 358 453   3 633 920  2 897 965

  Gas Sales - BBTU
      Residential                     3 719      3 459      14 143     12 863
      Commercial                      1 942      1 731       7 072      6 163
      Industrial                        857        765       2 531      2 239
      Other                             384        299       1 350      1 100
         Total firm sales             6 902      6 254      25 096     22 365
      Off-system sales                  704        967         953      2 380
      Quasi-firm sales                  361        520         485        870
      Interruptible sales               520        374         893        527
         Total                        8 487      8 115      27 427     26 142


  Electric Operating Revenues, Fuel and Purchased Power Costs

      Electric operating revenues increased $12.5 million (9%) and $28.4 million (9.8%) during the current quarter and first half of 1996 due mainly to higher total unit sales reflecting an increase in retail unit sales of 3.1% and 2.5% and higher wholesale revenues of $8.5 million and $20.7 million that resulted from the changing capacity needs of non-affiliated utilities and NEPOOL. However, changes in wholesale electric sales have little, if any, impact on net income. The increase in revenues in both current periods was also attributed to the absence of a $7.5 million refund to customers during the second quarter of 1995 that related to settlement agreements reached with the Massachusetts Department of Public Utilities
  (DPU). The increase in retail unit sales, particularly in the residential sector, during the current quarter and first half of 1996 was attributed mainly to more favorable weather and a slight increase in customers.

      Fuel and purchased power increased approximately $1.5 million (2%) and $13.3 million (8.1%) during the current three and six-month periods reflecting higher unit sales and greater fuel costs at Canal (a major supplier of electricity to the system) resulting from the absence of scheduled maintenance to Canal Unit 1 that occurred in 1995 offset, to a great degree, by a decline in purchases from independent power producers.

<PAGE 12>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Gas Operating Revenues and Cost of Gas Sold

      During the current quarter, gas operating revenues increased nearly $1 million (1.4%) due mainly to higher firm unit sales offset, in part, by a lower level of cost of gas sold ($1.2 million), which reflected a decline in the price of gas and lower off-system and quasi-firm sales. Gas operating revenues for the first half of 1996 increased approximately $16.7 million (9.5%) due mainly to a $9.3 million increase in the cost of gas sold that reflected higher firm and interruptible unit sales. These increases were somewhat offset by a decline in off-system sales and quasi-firm sales and a lower level of C&LM costs ($1.2 million). Fluctuations in interruptible unit sales during both the current quarter and first half of 1996 had no impact on net income.

      The increase in unit sales to firm customers during the current quarter (10.4%) and first half of 1996 (12.2%) reflects significant weather-related improvements for all customer segments due to the colder than normal weather experienced throughout the region, particularly during the first quarter as compared to milder weather last year. A growing customer base also contributed to the increase in firm unit sales during both current periods. Heating degree days were nearly 4% and 11% higher in the current quarter and first half of 1996 as compared to the same periods in 1995.

      The decreases in off-system and quasi-firm sales had no impact on net income during the current quarter and first half of 1996. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers and the remaining amount is deferred pending approval of the Company's margin sharing proposals. The proposal related to quasi-firm sales was filed in December 1995 and a ruling is expected from the DPU later this year. The proposal for off-system sales is expected to be filed by the end of this year.

  Other Operation and Maintenance

      For the current quarter and first half of 1996, other operation and maintenance increased approximately $2.1 million (3.4%) and $1.5 million (1.2%) reflecting higher postretirement benefit costs ($1.7 million and $3.3 million) and the net impact of a labor dispute discussed in Note 1 of Notes to Condensed Financial Statements in Item 1 of this report. These increases were partially offset by an $851,000 and $1.7 million reduction in maintenance costs, primarily associated with Canal Unit 1, for the three and six-month periods, lower insurance costs and a decline in the provision for bad debts.

  Depreciation and Taxes

      Depreciation expense increased $600,000 (5.3%) and $1.5 million (6.1%) during the current three and six-month periods due primarily to a higher level of depreciable plant, particularly Canal Unit 1. Federal and state income taxes increased significantly during the current periods due mainly to the impact of the settlement agreements previously discussed and a greater level of taxable income. Local property and other taxes were virtually unchanged as compared to the same periods in 1995.

<PAGE 13>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Other Income and Interest Charges

      During the current quarter and first half of 1996, other income increased $797,000 and $1.7 million as compared to the same periods in 1995 due mainly to a gain recognized on the sale of a parcel of non-utility land. The change in the current six-month period also reflects the recording of a regulatory asset by Canal for costs associated with postretirement benefits that are now being recovered in wholesale rates.

      The decline in total interest charges for the current three and six-month periods mainly reflects scheduled sinking fund payments and maturing long-term debt.

  Electric Industry Restructuring

      On August 16, 1995, the DPU issued an order calling for the restructur-ing of the electric utility industry in Massachusetts. The DPU's intent is to reduce electric costs to consumers by providing customers with the opportunity to choose their electric power provider while companies such as the System's retail electric subsidiaries continue to provide transmission and distribution services. On May 1, 1996, the DPU issued an order containing proposed rules for implementing electric industry restructuring.

      The proposed rules, which were the subject of public comment and hearings during June and July 1996, provide for:

    (1) the establishment of an independent system operator to operate the regional transmission system;
    (2) a power exchange to manage a competitive bidding pool for short-term power sales;
    (3) functional separation of electric companies into generation, transmission and distribution corporate entities;
    (4) preservation of discounts for low-income customers, shut-off protections and provision of service to all customers;
    (5)  registration requirements for generation suppliers;
    (6) options for phased incentives for electric companies to divest their generation assets;
    (7)  promotion of environmental goals;
    (8)  support for energy efficiency and renewable energy resources;
    (9) a price cap system of incentive regulation for the remaining distribution and transmission functions;
   (10) unbundling of rates on bills into separate components of transmission, distribution and energy, and implementation of a competitive generation market by January 1, 1998; and
   (11)  a reasonable opportunity for recovery of stranded cost.

  On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will soon issue a revised schedule for electric companies to make company-specific unbundled rate filings.

<PAGE 14>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Although the DPU has not yet issued its revised rate filing schedule, Commonwealth Electric Company and Cambridge Electric Light Company (the Companies) anticipate filing their revenue-neutral, unbundled rates in early 1997 after the issuance of the DPU's final rules. Also, during 1997, the Companies will file their comprehensive restructuring plan. One element of the Companies' plan (announced on February 15, 1996) calls for the auctioning, in a competitive market, of their capacity entitlement (1,140 MW) in all twenty-one power contracts in an effort to develop a competitive market whereby customers would have the flexibility to choose their electric supplier. These entitlements include contracts for power from Canal Units 1 and 2 and Seabrook 1, which are owned or jointly owned by the System's generating subsidiary Canal Electric Company. The Companies' plan provides for total recovery of the difference between the current market value of the Companies' power contracts and their unavoidable costs. Under the Companies' plan, this difference, a component of what is often referred to as stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in the Companies' service areas.

      The DPU's May 1 order reaffirmed that one of its transition principles is to seek near-term rate relief for electric customers. Also, the DPU's proposed rules would limit the period for recovery of net, non-mitigable stranded cost to a ten-year period (January 1, 1998 through December 31, 2007). Recovery of stranded cost depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Companies' activities and prices, as well as future power costs and market prices of power. The Companies' single largest component of stranded cost relates to their purchased power contracts with non-utility generators. Based on their analyses of the DPU's proposal, the Companies would be unable to recover a substantial portion of their stranded cost within the ten-year period without rate increases.

      Generally accepted accounting principles require that losses be accrued in full when costs to complete a contract are expected to exceed related revenues expected to be realized. To the extent that the Companies determine that they will be unable to recover costs associated with their purchased power contracts, the Companies would be required to take an immediate charge against earnings when such a loss is probable and estimable. Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) which became effective for 1996, requires impairment losses on long-lived assets to be recognized when the book value of an asset exceeds its expected future cash flows. This standard also imposes stricter criteria for the retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. To the extent such recovery is not probable at the balance sheet date, the Companies would be required to take a charge against earnings in that period.

      The Companies currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) based on the cost-of-service regulatory

<PAGE 15>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  framework in which they operate. The DPU has proposed that the distribution and transmission functions of their businesses be regulated under a form of price capped incentive regulation.

      In the event that recovery of specific costs through rates becomes unlikely or uncertain for all or a portion of the Companies' utility operations, whether resulting from the expanding effects of competition or specific regulatory actions which move the Companies away from cost-of-service ratemaking, SFAS No. 71 would no longer apply. While the Companies are unable to predict the final rules which may be adopted by the DPU in its restructuring effort, the Companies could be required to discontinue
  the application of SFAS No. 71.   Discontinuance of SFAS No. 71 would cause
  the write-off of the applicable portions of their regulatory assets which would have an adverse impact on the Companies' financial position and results of operations. The Companies will challenge any order that would have a significant adverse impact on them, including attempts to limit their recovery of stranded cost.

  Environmental Matters

      Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. Commonwealth Gas and certain other subsidiaries are also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first half of 1996. For further information on these matters, refer to the System's 1995 Annual Report on Form 10-K.

<PAGE 16>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES


Item 1.     Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including Cambridge Electric's involvement in two court actions filed by the Massachusetts Institute of Technology (MIT) relating to a September 1995 decision of the DPU approving Cambridge Electric's customer transition charge (CTC) for the recovery of stranded cost. The first proceeding is an appeal by MIT of the DPU decision to the Massachusetts Supreme Judicial Court (SJC). Cambridge Electric is an intervenor in this proceeding. The SJC has not yet established a schedule for submitting briefs. This issue is discussed more fully in the System's 1995 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

       The second proceeding involves a complaint filed by MIT in May 1996 with the United States District Court alleging that the CTC is inconsistent with the provisions of the Public Utility Regulatory Policies Act of 1978 (PURPA), discriminates against qualifying facilities, and is inconsistent with the policies of the Federal Energy Regulatory Commission (FERC) regarding stranded cost recovery. MIT named both the DPU and Cambridge Electric as parties to the complaint. In June 1996, Cambridge Electric filed a Motion to Dismiss MIT's complaint arguing that the Court lacks jurisdiction over the matter, the CTC is wholly consistent with PURPA, and, in the alternative, the Court must abstain from considering the case to avoid interfering with the SJC proceeding. Cambridge Electric also noted that MIT's complaint is virtually identical to a complaint filed earlier by MIT at the FERC that the FERC dismissed. A hearing on the Motion to Dismiss was held in July 1996. The Court has taken the matter under advisement, and, at this time, management is unable to predict the outcome of this proceeding.

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

       None

<PAGE 17>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1996.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the six months ended June 30, 1995.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1996.

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




Date:  August 14, 1996