Form 10-Q
period 1996-09-30
COMMONWEALTH ENERGY SYSTEM
filed 1996-11-13
CIK 71304

<PAGE 1>


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549-1004


                                 FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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

                                                 Outstanding at
         Class of Common Stock                   November 1, 1996

      Common Shares of Beneficial
      Interest, $2 par value                     21,529,676 shares

<PAGE 2>

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                  ASSETS

                          (Dollars in thousands)


                                                September 30, December 31,
                                                    1996          1995
                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                        $1 132 348  $1 105 502
  Gas                                                352 903     346 990
  Other                                               63 395      63 132
                                                   1 548 646   1 515 624
  Less - Accumulated depreciation and
           amortization                              529 930     497 627
                                                   1 018 716   1 017 997
  Add - Construction work in progress
          and nuclear fuel in process                  8 500      10 276
                                                   1 027 216   1 028 273

LEASED PROPERTY, net                                  14 211      14 931

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                         10 149       9 814
  Other investments                                    3 449       3 400
                                                      13 598      13 214

CURRENT ASSETS
  Cash                                                 5 843       4 319
  Accounts receivable                                 80 894     105 377
  Unbilled revenues                                   16 721      31 642
  Inventories, at average cost                        33 165      25 538
  Prepaid taxes and other                             20 362      15 843
                                                     156 985     182 719

DEFERRED CHARGES                                     147 393     150 964

                                                  $1 359 403  $1 390 101




                          See accompanying notes.

<PAGE 3>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      CAPITALIZATION AND LIABILITIES

                          (Dollars in thousands)

                                               September 30, December 31,
                                                   1996          1995
                                                (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,529,676 in 1996 and
        21,528,268 in 1995                        $   43 059  $   43 056
    Amounts paid in excess of par value              111 685     111 749
    Retained earnings                                256 046     235 980
                                                     410 790     390 785
  Redeemable preferred shares, less current
    sinking fund requirements                         13 020      13 840
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt      361 446     377 181
                                                     785 256     781 806

CAPITAL LEASE OBLIGATIONS                             12 618      13 291

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            78 825      55 600
    Maturing long-term debt                           24 260      33 230
                                                     103 085      88 830

  Other Current Liabilities -
    Current sinking fund requirements                  8 473       9 103
    Accounts payable                                  92 509     134 908
    Accrued taxes                                     29 389      31 587
    Other                                             34 563      35 407
                                                     164 934     211 005
                                                     268 019     299 835

DEFERRED CREDITS
  Accumulated deferred income taxes                  172 663     170 182
  Unamortized investment tax credits
     and other                                       120 847     124 987
                                                     293 510     295 169

COMMITMENTS AND CONTINGENCIES

                                                  $1 359 403  $1 390 101

                          See accompanying notes.

<PAGE 4>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF INCOME

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

(Dollars in thousands, except per share amounts)
                                (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                  1996        1995      1996        1995
OPERATING REVENUES
  Electric                       $176 113  $162 778    $495 066  $453 324
  Gas                              48 761    41 393     240 517   216 443
  Steam and other                   2 459     2 638      13 556    11 910
                                  227 333   206 809     749 139   681 677

OPERATING EXPENSES
  Fuel and purchased power         94 245    85 506     271 014   248 973
  Cost of gas sold                 30 334    24 013     130 140   114 568
  Other operation and maintenance  63 269    59 708     189 437   184 399
  Depreciation                     11 340    10 800      37 851    35 795
  Taxes -
    Federal and state income        4 788     3 955      27 676    12 772
    Local property and other        5 332     5 307      19 719    19 534
                                  209 308   189 288     675 837   616 041

OPERATING INCOME                   18 025    17 521      73 302    65 636

OTHER INCOME                          813       424       4 021     1 960

INCOME BEFORE INTEREST CHARGES     18 838    17 945      77 323    67 596

INTEREST CHARGES
  Long-term debt                    8 809     9 527      27 039    29 098
  Other interest charges            1 724     1 675       4 790     4 992
  Allowance for borrowed funds
    used during construction          (55)     (373)       (236)     (973)
                                   10 478    10 829      31 593    33 117
NET INCOME                          8 360     7 116      45 730    34 479
  Dividends on preferred shares       263       279         797       843
EARNINGS APPLICABLE TO
  COMMON SHARES                  $  8 097  $  6 837    $ 44 933  $ 33 636
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (a)       21 529 676 21 373 800 21 529 676 21 252 018

EARNINGS PER COMMON SHARE (a)       $ .37      $ .32      $2.08      $1.58
DIVIDENDS DECLARED PER
  COMMON SHARE (a)                  $.385      $.375     $1.155     $1.125

  (a) Prior period amounts have been restated to reflect a two-for-one stock split that became effective June 5, 1996.


                          See accompanying notes.

<PAGE 5>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                    CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

(Dollars in thousands)
                                (Unaudited)

                                                      1996         1995

OPERATING ACTIVITIES
  Net income                                        $ 45 730    $ 34 479
  Effects of noncash items -
    Depreciation and amortization                     46 748      45 308
    Deferred income taxes and investment
      tax credits, net                                (1 618)       (752)
    Earnings from corporate joint ventures            (1 333)     (1 208)
  Dividends from corporate joint ventures                949       1 134
  Change in working capital, exclusive of cash
    and interim financing                            (18 813)     41 124
  All other operating items                           (6 956)    (14 855)
Net cash provided by operating activities             64 707     105 230

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                       (27 707)    (42 898)
      Gas                                             (6 316)    (10 456)
      Other                                             (992)     (2 660)
  Allowance for borrowed funds used during
    construction                                        (236)       (973)
Net cash used for investing activities               (35 251)    (56 987)

FINANCING ACTIVITIES
  Sale of common shares                                   32       7 197
  Payment of dividends                               (25 664)    (24 801)
  Proceeds from (payment of) short-term borrowings    23 225     (22 175)
  Long-term debt issues refunded                     (23 230)    (10 000)
  Sinking funds payments                              (2 295)     (2 576)
Net cash used for financing activities               (27 932)    (52 355)
Net increase (decrease) in cash                        1 524      (4 112)
Cash at beginning of period                            4 319       7 722
Cash at end of period                               $  5 843    $  3 610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $ 30 885    $ 30 578
    Income taxes                                    $ 10 110    $ 12 357




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

        The system has 2,009 regular employees including 1,191 (59%) represented by various collective bargaining units. On September 8, 1996, a contract was ratified resolving a labor dispute with a collective bargaining unit that represents approximately 17% of regular employees. The agreement that covered this bargaining unit expired on March 31, 1996. Work performed by these employees had been disrupted since that time and essential tasks were completed by management personnel and external contractors. Employees represented by the bargaining unit returned to work on September 22, 1996. The new six-year agreement will expire on March 31, 2002. New agreements were reached earlier this year with two other bargaining units (representing approximately 23% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively.

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

        The unaudited financial statements for the periods ended September 30, 1996 and 1995, reflect, in the opinion of the System, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period

<PAGE 7>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." On January 1, 1996, the system adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of September 30, 1996, SFAS No. 121 did not have an impact on the system's financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see "Electric Industry Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report.

        The principal regulatory assets included in deferred charges were as follows:

                                                  September 30, December 31,
                                                      1996         1995
                                                   (Dollars in thousands)
        Postretirement benefit costs including
           pensions                                 $ 22 481    $ 24 608
        Power contract buy-out                        21 718      23 838
        Fuel charge stabilization                     18 562      22 063
        Deferred income taxes                         14 229      14 106
        FERC Order 636 transition costs               10 141      11 711
        Yankee Atomic unrecovered plant
           and decommissioning costs                   8 463      10 135
        Seabrook related costs                         7 075       9 511
        Other                                         15 982      14 700
                                                    $118 651    $130 672

<PAGE 8>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The principal regulatory liabilities, reflected in the accompanying condensed balance sheets and related to deferred income taxes, were $18.2 million and $20.6 million at September 30, 1996 and December 31, 1995, respectively.

(3) Commitments and Contingencies

    (a) Construction Program

        The system is engaged in a continuous construction program presently estimated at $293 million for the five-year period 1996 through 2000. Of that amount, $69.3 million is estimated for 1996. The program is subject to periodic review and revision.

    (b) Connecticut Yankee Atomic Power Company Outage

        On July 22, 1996, Connecticut Yankee Atomic Power Company (Connecticut Yankee), which operates the Connecticut Yankee nuclear power plant (the plant), took the unit out of service in connection with certain safety-related issues and refueling. While the plant has been out of service, Connecticut Yankee's owners have evaluated the economics of continuing to operate the plant over the remaining ten years of its current license life, compared to the costs of closing the plant and incurring replacement power for the same period. As a result of this evaluation, on October 9, 1996, Connecticut Yankee announced that a permanent shutdown of the plant seems likely. Connecticut Yankee's Board of Directors is expected to vote sometime during the fourth quarter of 1996 on whether to permanently shut down the plant.

        Cambridge Electric has an equity ownership interest in Connecticut Yankee of 4.5% which, at September 30, 1996, amounted to approximately $4.8 million. Cambridge Electric, through its ownership interest, has a corresponding capacity entitlement and power purchase obligation.

        The preliminary estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the plant, assuming permanent shutdown, is approximately $797 million. Cambridge Electric's share of these remaining estimated costs is approximately $36 million. Based upon regulatory precedent, Connecticut Yankee believes that it would continue to collect from its power purchasers (including Cambridge Electric) its decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remaining period of the plant's operating license that expires in 2007. Cambridge Electric does not believe the ultimate outcome of the early closing of this plant would have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level.

(4) Common Shares

        On June 5, 1996, the System effected a two-for-one stock split of its outstanding common shares which was proposed by the System's Board of Trustees on March 28, 1996 and subsequently approved by the System's

<PAGE 9>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    shareholders on May 2, 1996. The record date for the stock split was May 15, 1996. The split resulted in the issuance of an additional 10.8 million common shares and accompanied an increase in the number of authorized common shares from 18 million to 50 million and a change in the par value from four dollars to two dollars per common share. Prior period amounts for the average number of common shares outstanding, earnings per common share, dividends declared per common share and common share investment information in the accompanying condensed financial statements have been restated to reflect the stock split.
<PAGE 10>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        During the first nine months of 1996, cash flows from operating activities amounted to approximately $65 million and reflect net income of $45.7 million and noncash items including depreciation of $38.3 million and $8.5 million in amortization and deferred income taxes. Working capital since December 31, 1995, exclusive of cash and interim financing, increased $18.8 million reflecting lower levels of accounts payable ($42.4 million) and accrued taxes ($2.2 million) and higher levels of materials and supplies ($7.7 million) and prepaid taxes ($5.4 million) offset, in part, by decreases in unbilled revenues ($14.9 million) and accounts receivable ($24.5 million).

        Construction expenditures for the first nine months of 1996 were approximately $35.3 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($25.7 million) and the refunding of long-term debt ($23.2 million) were funded primarily with internally-generated funds. Proceeds from short-term borrowings of $23.2 million helped to meet the cash requirements for the current nine-month period.

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

<PAGE 11>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        A summary of the period to period changes in the principal items included in the accompanying condensed statements of income for the three and nine-month periods ended September 30, 1996 and 1995 and unit sales for these periods is shown below:

                                      Three Months         Nine Months
                                   Ended September 30, Ended September 30,
                                      1996 and 1995       1996 and 1995
                                              Increase (Decrease)
                                            (Dollars in thousands)
  Operating Revenues -
      Electric                         $13 335     8.2%    $41 742    9.2%
      Gas                                7 368    17.8      24 074   11.1
      Steam and other                     (179)   (6.8)      1 646   13.8
                                        20 524     9.9      67 462    9.9

  Operating Expenses -
      Fuel and purchased power           8 740    10.2      22 041    8.9
      Cost of gas sold                   6 321    26.3      15 572   13.6
      Other operation and maintenance    3 561     6.0       5 038    2.7
      Depreciation                         540     5.0       2 056    5.7
      Taxes -
         Federal and state income          820    20.7      14 904  116.7
         Local property and other           25     0.5         185    0.9
                                        20 007    10.6      59 796    9.7

  Operating Income                         517     3.0       7 666   11.7

  Other Income                             376    88.7       2 061  105.2

  Income Before Interest Charges           893     5.0       9 727   14.4

  Interest Charges                        (351)   (3.2)     (1 524)  (4.6)

  Net Income                             1 244    17.5      11 251   32.6

  Dividends on preferred shares            (16)   (5.7)        (46)  (5.5)

  Earnings Applicable to Common Shares$  1 260    18.4    $ 11 297   33.6

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                           (27 780)   (2.2)     29 035    0.8
      Wholesale                        162 206    25.1     841 346   64.6
                                       134 426     7.0     870 381   18.1

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                 328     9.7       3 059   11.9
      Interruptible and other             (294)  (16.1)     (1 740) (31.1)
                                            34     0.7       1 319    4.2

<PAGE 12>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and nine-month periods ended September 30, 1996 and 1995:

                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1996      1995        1996      1995
  Electric Sales - MWH
      Residential                 462 966   471 063   1 366 705 1 321 173
      Commercial                  663 155   685 905   1 843 041 1 863 515
      Industrial                  111 410   108 621     314 686   310 871
      Other                         5 566     5 288      17 135    16 973
         Total retail sales     1 243 097 1 270 877   3 541 567 3 512 532
      Wholesale                   808 830   646 624   2 144 280 1 302 934
         Total sales            2 051 927 1 917 501   5 685 847 4 815 466

  Gas Sales - BBTU
      Residential                   1 713     1 444      15 856    14 307
      Commercial                    1 108     1 044       8 180     7 207
      Industrial                      717       746       3 248     2 985
      Other                           177       153       1 527     1 253
         Total firm sales           3 715     3 387      28 811    25 752
      Off-system                      723       976       1 676     3 356
      Quasi-firm                      307       579         792     1 449
      Interruptible                   498       267       1 391       794
         Total sales                5 243     5 209      32 670    31 351
      Transportation                1 873       935       3 432     2 883
         Total                      7 116     6 144      36 102    34 234


   Electric Operating Revenues, Fuel and Purchased Power Costs

      Electric operating revenues increased $13.3 million (8.2%) and $41.7 million (9.2%) during the current quarter and first nine months of 1996 due, in part, to higher total unit sales reflecting increases of 7% and 18.1%, respectively. The majority of these increases were attributable to the wholesale sector (representing $4.7 million and $32.9 million during the current three and nine-month periods, respectively) and reflect the increased availability of Canal Electric's Unit 1 generating facility which was out of service during the first seven months of 1995 for scheduled maintenance and repairs. The increase was also due to the changing capacity needs of non-affiliated utilities and NEPOOL. Changes in wholesale electric sales have little, if any, impact on net income. Also affecting revenues for both periods was a $4 million refund received during the current quarter associated with a power contract settlement agreement approved by the Federal Energy Regulatory Commission relative to billing issues in prior years. The increase in revenues during the nine months was also affected by the absence of a $7.5 million refund to customers during the second quarter of 1995 that related to settlement agreements reached with the DPU.

<PAGE 13>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Fuel and purchased power increased approximately $8.7 million (10.2%) and $22 million (8.9%) during the current three and nine-month periods due primarily to greater fuel costs at Canal Electric (a major supplier of electricity to the system) resulting from the absence of scheduled maintenance to Canal Unit 1 that occurred in 1995 and higher unit sales.

   Gas Operating Revenues and Cost of Gas Sold

      During the current quarter, gas operating revenues increased by $7.4 million (17.8%) due to higher gas prices, which led to an increase in the cost of gas sold ($6.3 million), and higher firm and interruptible unit sales offset, in part, by lower quasi-firm and off-system unit sales and transportation volume and a decline in conservation and load management (C&LM) charges ($865,000). Gas operating revenues for the first nine months of 1996 increased approximately $24.1 million (11.1%) due to higher gas prices, which contributed to an increase in the cost of gas sold, and higher firm and interruptible unit sales. These increases were somewhat offset by a decline in quasi-firm and off-system unit sales and a lower level of C&LM costs ($2.1 million). Fluctuations in non-firm unit sales during both the current quarter and first nine months of 1996 had no impact on net income.

      The increase in unit sales to firm customers during the first nine months of 1996 (11.9%) reflects significant weather-related improvements for all customer classes due to the colder than normal weather experienced throughout the region, particularly during the first quarter, as compared to milder weather last year. Heating degree days were nearly 10% higher during the first nine months of 1996 as compared to the same period in 1995. A growing customer base, including customers formerly receiving quasi-firm sales service, also contributed to the increase in firm unit sales in both current periods.

      The decreases in off-system and quasi-firm sales had no impact on net income during the current quarter and first nine months of 1996. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers and the remaining amount is deferred. In December 1995, Commonwealth Gas filed a margin-sharing proposal with the DPU related to the deferred margins on quasi-firm sales and a ruling has not yet been issued by the DPU.

   Other Operation and Maintenance

      For the current quarter and first nine months of 1996, other operation and maintenance increased approximately $3.6 million (6%) and $5 million (2.7%), respectively, reflecting the net impact of a labor dispute discussed in Note 1 of Notes to Condensed Financial Statements in Item 1 of this report, higher postretirement benefit costs ($846,000 and $4.2 million, respectively), storm damage costs related to Hurricane Edouard ($1.9 million) and an increase in maintenance costs primarily associated with Canal Unit 2 ($600,000 and $1 million, respectively). These increases were partially offset in the three and nine-month periods by reductions in

<PAGE 14>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

   maintenance costs, primarily associated with Canal Unit 2 ($3.8 million and $1.3 million, respectively), a decline in the provision for bad debts ($236,000 and $868,000, respectively) and, in the nine-month period, the absence of legal fees ($810,000) associated with the cancellation of a power contract in 1995.

   Depreciation and Taxes

      Depreciation expense increased $540,000 (5%) and $2.1 million (5.7%) during the current three and nine-month periods due primarily to a higher level of depreciable plant, particularly Canal Unit 1. Federal and state income taxes increased significantly during the current periods due to a greater level of pretax income and the impact of the aforementioned settlement agreements with the DPU. Local property and other taxes were virtually unchanged as compared to the same periods in 1995.

   Other Income and Interest Charges

      During the first nine months of 1996, other income increased $2.1 million as compared to the same period in 1995 due mainly to the recording of a regulatory asset by Canal Electric for costs associated with postretirement benefits that are now being recovered in wholesale rates ($1.8 million) and a gain recognized on the sale of a parcel of non-utility land by Cambridge Electric ($664,000).

      The decline in total interest charges for the current three and nine-month periods reflects scheduled sinking fund payments and maturing long-term debt.

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

<PAGE 15>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

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

      On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will issue a revised schedule for electric companies to make company-specific unbundled rate filings.

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

      The DPU's May 1 order reaffirmed that one of its transition principles is to seek near-term rate relief for electric customers. Also, the DPU's proposed rules would limit the period for recovery of net, non-mitigable stranded cost to a ten-year period (January 1, 1998 through December 31, 2007). Recovery of stranded cost depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Companies' activities and prices, as well as future power costs and market prices of power. The Companies' single largest component of stranded cost relates to their purchased power contracts with non-utility generators. Based on their analyses of the DPU's proposal, the Companies would be unable to recover a substantial portion of their stranded cost within the ten-year period without rate increases. However, while the Companies are unable to predict the ultimate outcome of restructuring, it is important to note that a recent proposed settlement agreement presented by another utility to the DPU includes a provision that lengthens the timeframe for recovery of certain stranded costs to their original lives thus making it possible for that company to fully recover all stranded costs without a significant rate increase. That settlement agreement is currently under review by the DPU.

<PAGE 16>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

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

      The Companies currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) based on the cost-of-service regulatory framework in which they operate. The DPU has proposed that the distribution and transmission functions of their businesses be regulated under a form of price capped incentive regulation.

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

   Retail Choice Pilot Program

      On September 3, 1996, the DPU approved Commonwealth Electric's retail choice pilot program. The program is comprised of two components: under Subscription A, eligible customers have the opportunity to buy their power from a supplier other than Commonwealth Electric (an alternative supplier); under Subscription B, eligible customers continue to buy their power from Commonwealth Electric, but at prices posted by Commonwealth Electric one day ahead. All participating customers will pay Commonwealth Electric a customer charge, transmission and distribution charges, and an access charge.

      The program is available to Commonwealth Electric's 18 commercial and industrial customers taking service under one of Commonwealth Electric's economic development rates. Subscription A has been filled by 5 customers

<PAGE 17>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

   having an aggregate load of approximately 15 megawatts. The remaining customers are eligible to participate in Subscription B. Subscription A customers have not yet selected an alternative supplier.

      The program is designed to allow a limited number of customers the opportunity to possibly reduce their electric bills while Commonwealth Electric learns more about real-time pricing and the administrative requirements associated with open-market competition. Through the program, Commonwealth Electric expects to develop internal procedures for billing and allocating the costs for providing an alternative supply to its retail customers, and to develop methods for educating customers regarding retail choice. The program is scheduled to continue until December 31, 1997.

      Those customers that find that their selection is not right for them will be able to return Commonwealth Electric service at their prior rate.

   Termination of Power Sale Agreement

      On June 5, 1996, the DPU approved a power sale termination agreement between Commonwealth Electric and Altresco Lynn, Inc. (Altresco) that related to a purchase power obligation of Commonwealth Electric under which Commonwealth Electric would have been required to purchase approximately 25 MW from Altresco beginning on January 1, 1997. Under the terms of the termination agreement, Commonwealth Electric returned to Altresco $550,000 of the $750,000 power sale agreement security deposit held by Commonwealth Electric since April 1992. The remaining $200,000, plus accumulated interest, was credited to Commonwealth Electric's fuel charge stabilization account. Consistent with DPU precedent regarding provision of least-cost electric service, the termination of the power sale agreement, coupled with providing replacement power when necessary, will save Commonwealth Electric's customers approximately $34 million, in 1995 dollars, over the twenty-year life of the initial power sale agreement.

   Environmental Matters

      Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. Commonwealth Gas and certain other subsidiaries are also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first nine months of 1996. For further information on these matters, refer to the System's 1995 Annual Report on Form 10-K.

<PAGE 18>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 1.    Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including Cambridge Electric's involvement in a court action filed by the Massachusetts Institute of Technology (MIT) relating to a September 1995 decision of the DPU approving Cambridge Electric's customer transition charge (CTC) for the recovery of stranded cost. In this action, MIT has filed an appeal of the DPU decision to the Massachu-setts Supreme Judicial Court (SJC). Cambridge Electric is an intervenor in this proceeding. In accordance with the briefing schedule, MIT filed its initial brief on October 21, 1996. Cambridge Electric is scheduled to file its brief on November 20, 1996, with MIT to file its reply brief on December 5, 1996. While no schedule is set for a decision from the SJC, Cambridge Electric anticipates a decision sometime in the second quarter of 1997. This issue is discussed more fully in the System's 1995 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

       In a previous legal proceeding, on August 27, 1996, the United States District Court for the District of Massachusetts (District Court) granted the motions for summary judgement of Cambridge Electric and the DPU and dismissed the May 1996 complaint filed by MIT. In its complaint, MIT had alleged that the CTC approved by the DPU and implemented by Cambridge Electric violated the Public Utility Regulatory Policies Act of 1978 (PURPA). In dismissing MIT's complaint, the District Court found that MIT's complaint involved an allegation relating to the DPU's application of PURPA, which is not within the Court's jurisdiction.

Item 2.    Changes in the Rights of the Company's Security Holders

           None

Item 3.    Defaults by the Company on its Senior Securities

           None

Item 4.    Results of Votes of Security Holders

           None

Item 5.    Other Information

           None

<PAGE 19>

            COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                        PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1996.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the nine months ended September 30, 1995.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1996.

<PAGE 20>

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




Date:  November 13, 1996