Form 10-K405
period 1996-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1997-03-31
CIK 71304

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

       For the fiscal year ended December 31, 1996

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

     Title of each class       Name of each exchange on which registered
Common Shares of Beneficial          New York Stock Exchange, Inc.
   Interest $2 par value             Pacific Stock Exchange, Inc.

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $473,652,872

Common Shares outstanding at March 17, 1997:  21,529,676 shares

Document Incorporated by Reference               Part in Form 10-K

Notice of 1997 Annual Meeting and
Proxy Statement, dated March 28, 1997
(pages as specified herein)                      Part III

              List of Exhibits begins on page 53 of this report.

<PAGE 2>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                               TABLE OF CONTENTS

                                    PART I
                                                                  PAGE
Item   1. Business...............................................   3
             General.............................................   3
             Electric Power Supply...............................   4
             Power Supply Commitments and Support Agreements.....   7
             Electric Fuel Supply................................   7
             Nuclear Fuel Supply and Disposal....................   8
             Gas Supply..........................................   9
             Rates, Regulation and Legislation...................  10
             Competition.........................................  14
             Segment Information.................................  15
             Environmental Matters...............................  15
             Construction and Financing..........................  15
             Employees...........................................  15

Item  2.  Properties.............................................  16

Item  3.  Legal Proceedings......................................  16

Item  4.  Submission of Matters to a Vote of Security Holders....  16

                                    PART II
Item  5.  Market for the Registrant's Securities and Related
          Stockholder Matters....................................  17

Item  6.  Selected Financial Data................................  18

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................  19

Item  8.  Financial Statements and Supplementary Data............  27

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure....................  27

                                   PART III
Item 10.  Trustees and Executive Officers of the Registrant......  50

Item 11.  Executive Compensation.................................  51

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.............................................  51

Item 13.  Certain Relationships and Related Transactions.........  52

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K............................................  52

Signatures........................................................ 76

<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

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

              Electric                                    Gas

     Cambridge Electric Light Company          Commonwealth Gas Company
     Canal Electric Company
     Commonwealth Electric Company

      In addition to the utility companies, the System also owns all of the stock of a steam distribution company (COM/Energy Steam Company), five real estate trusts, a liquefied natural gas (LNG) and vaporization facility (Hopkinton LNG Corp.) and two new subsidiaries that are pursuing energy-related business opportunities. Subsidiaries of the System have common executive and financial management and receive technical assistance as well as financial, data processing, accounting, legal and other services from a wholly-owned services company subsidiary (COM/Energy Services Company).

      The five real estate subsidiaries are: Darvel Realty Trust, which is a joint-owner of the Riverfront Office Park complex in Cambridge; COM/Energy Acushnet Realty, which leases land to Hopkinton LNG Corp. (Hopkinton); COM/Energy Research Park Realty, which was organized to develop a research building in Cambridge; COM/Energy Cambridge Realty, which was organized to hold various properties; and COM/Energy Freetown Realty (Freetown), which holds 596 acres of land in Freetown, Massachusetts. Two new subsidiaries, COM/Energy Enterprises, Inc. and COM/Energy Resources, Inc., were established to pursue business opportunities created by the restructuring of the electric and gas industries and the emergence of new energy technologies.

      Each of the operating utility subsidiaries serves retail customers except for Canal Electric Company (Canal) which operates an electric generating station located in Sandwich, Massachusetts. The station consists of Canal Unit 1, an oil-fired steam electric generating unit that is wholly-owned by Canal and has a rated capacity of 566 MW, and Canal Unit 2, a steam



<PAGE 4>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

electric generating unit that was converted to dual-fuel capability (oil and natural gas) in 1996 that is jointly-owned by Canal and Montaup Electric Company (Montaup) (an unaffiliated company) and has a rated capacity of 575.8 MW. Canal Unit 2 is operated under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expenses.

      Electric service is furnished by Cambridge Electric Light Company (Cam-bridge Electric) and Commonwealth Electric Company (Commonwealth Electric) at retail to approximately 316,000 year-round and 46,900 seasonal customers in 41 communities in eastern Massachusetts covering 1,112 square miles and having an aggregate population of 645,000. The territory served includes the communities of Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. Cambridge Electric also sells power at wholesale to the Town of Belmont, Massachusetts.

      Natural gas is distributed by Commonwealth Gas Company (Commonwealth
Gas) to approximately 234,000 customers in 49 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1,128,000. Twelve of these communities are also served by system companies with electricity. Some of the larger communities served by Commonwealth Gas include Cambridge, Somerville, New Bedford, Plymouth, Worcester, Framingham, Dedham and the Hyde Park area of Boston.

      Steam, which is produced by Cambridge Electric in connection with the generation of electricity, is purchased by COM/Energy Steam and, together with its own production, is distributed to 19 customers in Cambridge and two customers (including Massachusetts General Hospital) in Boston. Steam is used for space heating and other purposes.

      Industry in the territories served by system companies is highly diversified. The larger industrial customers include high-technology firms and manufacturers of such products as photographic equipment and supplies, rubber products, textiles, wire and other fastening devices, abrasives and grinding wheels, candy, copper and alloys, and chemicals. Among customers served is a major educational institution, Harvard University (Harvard). In March 1994, Cambridge Electric was successful in negotiating a seven-year service agreement with Harvard whose sales in 1996, 1995 and 1994 accounted for approximately 2.0%, 2.1% and 1.6%, respectively, of the system's total unit sales.

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

      System companies own generating facilities with a net capability at the time of peak load totaling 1,029.8 MW including 566 MW provided by Canal Unit 1, of which three-quarters (424.5 MW) is sold to neighboring utilities under long-term contracts, and 287.9 MW provided by Canal Unit 2. Another 126.3 MW is provided by various smaller system units. Of the 555.7 MW available to the
<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

system, 63.3 MW are used principally for peaking purposes. A 3.52% ownership interest in the Seabrook 1 nuclear power plant provides 40.8 MW of capability to the system and Central Maine Power Company's Wyman Unit 4, an oil-fired facility in which the system has a 1.4% joint-ownership interest, provides 8.8 MW. Additionally, in 1993, Canal extended an agreement with New England Power Company (NEP) whereby 50 MW of Canal Unit 2 (previously 20 MW) is exchanged for 50 MW of Bear Swamp Unit Nos. 1 and 2 through April 1997. The Bear Swamp Units are pumped storage hydroelectric generating facilities. These contracts are designed to reduce the system's reliance on oil.

      In addition, through Canal's equity ownership in Hydro-Quebec Phase II, the system has an entitlement of 67.8 MW. Purchase power arrangements were also in place with four natural gas-fired cogenerating units in Massachusetts totaling 204.7 MW. The system also receives 67 MW from a waste-to-energy plant and has entitlements totaling 23.8 MW through contracts with four hydroelectric suppliers.

      Pursuant to a restructured Power Sale Agreement (PSA), effective January 1, 1995, a non-utility generator (NUG) ceased supplying capacity and energy to the system. The restructured PSA defers the system's obligation to purchase the NUG's capacity and energy for a maximum of six years. In addition, on January 27, 1995, the DPU approved the buy-out of a PSA between Commonwealth Electric and another NUG, effective April 12, 1995. This buy-out is expected to save Commonwealth Electric's customers approximately $37 million over the next 20 years.

      The system anticipates providing for future peak load plus reserve requirements through existing system generation, including purchasing available capacity from neighboring utilities, non-utility generators, power marketers and power brokers.

      The system also has available 115.6 MW from three operating nuclear units in which system distribution companies have life-of-the-unit contracts for power. Information with respect to these units is as follows:

                                      Maine       Vermont
                                      Yankee       Yankee    Pilgrim

Year of Initial Operation              1972         1972       1972
Contract Expiration Date               2008         2012       2012
Equity Ownership (%)                   4.00         2.50        -
Plant Entitlement (%)                  3.59         2.25       11.0
Plant Capability (MW)                 870.0        496.0      664.7
System Entitlement (MW)                31.2         11.2       73.2

      In July 1996, Connecticut Yankee Atomic Power Company (Connecticut Yankee), which operates the Connecticut Yankee nuclear power plant, took the unit out of service in connection with certain safety-related issues and refueling. On December 4, 1996, the plant's Board of Directors, following an economic evaluation of continuing to operate the plant over the remaining ten years of its current license life compared to closing the plant and incurring replacement power for the same period, voted to permanently shutdown the plant. In 1992, Yankee Atomic Electric Company (Yankee Atomic) permanently

<PAGE 6>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

discontinued power operation and began decommissioning the Yankee Nuclear Power Station located in Rowe, Massachusetts. For additional information, refer to Note 4(e) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

      One of the operating nuclear generating facilities, located in Wiscasset, Maine and operated by Maine Yankee Atomic Power Company (Maine Yankee), experienced two outages due to design and regulatory issues during 1996. On July 20, 1996 the unit came off line to address a design issue on the primary component cooling system. The unit remained off-line until September 2, 1996 to also address issues related to compliance with the Nuclear Regulatory Commissions (NRC) General Letter 96-01 that addresses surveillance testing of safety system components.

      The second outage for Maine Yankee began on December 5, 1996 to correct technical issues associated with a Confirmatory Action Letter issued by the NRC. Maine Yankee used this outage as an opportunity to breach the reactor and identify the specific fuel assemblies which were detected leaking earlier in the operating cycle. They identified eight assemblies with a total of seventy-five fuel rods leaking, and found the most recent load of fuel unacceptable for continued operation of the plant. Additional cable separation issues were also identified and the NRC has expanded the requirements of the Confirmatory Action Letter that Maine Yankee must meet prior to restart. The restart date of the unit has not yet been determined.

      Cambridge Electric, Canal and Commonwealth Electric, together with other electric utility companies in the New England area, are members of NEPOOL, which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

      NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements.

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

      Canal is obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $12.5 million at December 31, 1996. In addition, Canal has an equity interest in Phase II which amounted to $3.3 million in 1996 and $3.4 million in 1995.
<PAGE 7>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

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

      The reserve requirements used by the NEPOOL participants in planning future additions are determined by NEPOOL to meet the reliability criteria recommended by the NPCC. The system estimates that, during the next ten years, reserve requirements so determined will be approximately 20% of peak load.

      Power Supply Commitments and Support Agreements

      Cambridge Electric and Commonwealth Electric, through Canal, secure cost savings for their respective customers by planning for bulk power supply on a single system basis. Additionally, Cambridge Electric and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. For additional information concerning system commitments under long-term power contracts, refer to Note 4(d) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      The system's 3.52% interest in the Seabrook nuclear power plant is owned by Canal to provide for a portion of the capacity and energy needs of Cam-bridge Electric and Commonwealth Electric. For additional information concerning Seabrook 1, refer to Note 4(b) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Electric Fuel Supply

      (a) Oil and Natural Gas

      Of the system's total energy requirement for 1996, approximately 21% was generated using imported residual oil and approximately 38% was generated using natural gas.

      Effective October 1, 1996, Canal executed a fifteen-month contract with Enron Liquid Fuels, Inc. (Enron) for the purchase of 1% sulfur residual fuel oil. The contract provides for delivery of a set percentage of Canal's fuel requirement, the balance (a maximum of 35%) to be met by spot purchases or by Enron at the discretion of Canal. Through December 31, 1996, 17.6% of Canal's total requirements have been met by lower-cost, spot purchases resulting in savings to its customers.

      Energy Supply & Credit Corporation (ESCO Massachusetts, Inc.) operates Canal's fuel oil terminal and manages the receipt of and payment for fuel oil under assignment of Canal's supply contracts to ESCO Massachusetts, Inc. Residual fuel oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to Canal's two day tanks.
<PAGE 8>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1996, ESCO Massachusetts, Inc. maintained an average daily inventory of 421,000 barrels of fuel oil, which represents approximately thirty-four days of normal operation of the two units. This supply is maintained by tanker deliveries.

      During 1996 Unit 2 was converted to dual-fuel capability, residual fuel oil and natural gas. During September and October 1996, Unit 2 burned approximately 1.6 million MMBTU's of natural gas, saving customers approximately $1.1 million. Natural gas was not burned at Unit 2 during November and December as the cost of residual fuel oil was more economical during that period. Canal anticipates that its dual fuel capability will result in future savings as the least expensive fuel is utilized.

      Canal has entered into a contract with Duke/Louis Dreyfus, L.L.C. to provide 100% of the natural gas requirements of Unit 2 through December 31, 1997.

      (b) Nuclear Fuel Supply and Disposal

      Approximately 24% of the system's total energy requirement for 1996 was generated by nuclear plants. The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the system by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 1999 by existing contracts.

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric gener-ating units operating in the United States are required to retain high level wastes and spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or Monitored Retrievable Storage (MRS) facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear all of the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a temporary storage facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate all spent fuel expected to be accumulated through at least the year 2010.
<PAGE 9>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Gas Supply

      Commonwealth Gas purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company (Tennessee) and Algonquin Gas Transmission Company (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms ranging from less than one year to three or more years. The vendors vary from independent marketers to major gas and oil companies.

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

      Commonwealth Gas entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. The DPU approved the ANE gas supply contract in November 1995. Commonwealth Gas is presently in negotiations with the parties to allow for final execution of all pertinent agreements and contracts.

      Commonwealth Gas began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1996, there were 66 customers using this transportation service, accounting for 6,192 BBTU or approximately 11.8% of system throughput.

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

      Commonwealth Gas has contracts for LNG service with Hopkinton extending on a year to year basis with notice of termination required five years in advance of the anticipated termination date. Commonwealth Gas and Hopkinton are currently evaluating the contracts to determine if amendments to the contracts should be negotiated in light of the ongoing deregulation of the natural gas industry. Current contract payments include a demand charge sufficient to cover Hopkinton's fixed charges and an operating charge which covers liquefaction and vaporization expenses. Commonwealth Gas furnishes
<PAGE 10>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of Commonwealth Gas.

      Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, Commonwealth Gas believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

      Rates and Regulation and Legislation

      Certain of the System's utility subsidiaries operate under the jurisdiction of the DPU, which regulates retail rates, accounting, issuance of securities and other matters. In addition, Canal, Cambridge Electric and Commonwealth Electric file their respective wholesale rates with the FERC. However, on August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. For further information pertaining to the effects of this restructuring order on the System's utility companies' rates, regulation and legislation, refer to the "Electric Industry Restructuring" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report.

      (a) Wholesale Rate Proceedings

      Cambridge Electric provides power supply and transmission services to its FERC-jurisdictional wholesale customers. Cambridge Electric requires FERC approval to change its wholesale rates, including those to the Municipal Light Department of the Town of Belmont, Massachusetts (Belmont), a "partial requirements" customer since 1986. Since February 1993, Belmont has taken power supply service under a FERC approved Net Requirements Power Supply Agreement.

      In 1993, Cambridge Electric and Belmont began negotiations for a new transmission service agreement. The negotiations were not successful. On June 29, 1994, Cambridge Electric filed for FERC approval of a new transmission service agreement with Belmont. The FERC accepted the rates effective January 25, 1995, subject to refund. At the same time, an investigation was opened by the FERC to determine the reasonableness of both the existing transmission tariff rates to Belmont and the proposed trans-mission service agreement with Belmont. Both Belmont and FERC staff intervened in the investigation. Cambridge Electric filed its case with the FERC on October 25, 1994 and evidentiary hearings were held in March 1995.

      An Initial Decision (ID) of the Presiding Administrative Law Judge was issued on September 14, 1995. In the ID the Administrative Law Judge found that Cambridge Electric's existing transmission tariff rates were just and reasonable. The Administrative Law Judge identified a number of revisions to the filed transmission service agreement which effectively reduced the rates to Belmont. In October 1995, the parties filed briefs on exceptions to the Administrative Law Judge's ID. Cambridge Electric awaits final FERC action on this investigation.
<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      On March 29, 1995, the FERC issued two notices of proposed rulemaking concerning open access transmission (RM95-8-000) and stranded costs (RM94-7-
001). The FERC's notices proposed to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient, lower-cost power to electric consumers. On March 29, 1996 Cambridge Electric filed Transmission Tariffs that implemented the FERC's requirements for non-discriminatory open access transmission for both point-to-point and network service. The tariffs were accepted on May 17, 1996 to be effective on May 28, 1996, but the rates are subject to a Section 206 investigation initiated by the FERC itself. A settlement with the FERC regarding this investigation was filed on February 6, 1997.

      On April 24, 1996 the FERC issued Order No. 888, a set of three interrelated rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale open access transmission tariffs that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996, Cambridge Electric and Commonwealth Electric filed tariffs that conform to the FERC's pro-forma tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services.

      On December 31, 1996, Cambridge Electric and Commonwealth Electric filed market-based power sales tariffs with the FERC which received FERC approval on February 27, 1997. The Companies seek authorization to make wholesale power sales at fully negotiated rates. In addition, the Companies requested authorization to participate as brokers in the sale and purchase of electricity.

      (b) Automatic Adjustment Clauses

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

      Cambridge Electric and Commonwealth Electric collect a portion of capacity-related purchased power costs associated with certain long-term power arrangements through base rates. The recovery mechanism for these costs uses a per kilowatthour (KWH) factor that is calculated using historical (test-period) capacity costs and unit sales. This factor is then applied to current monthly KWH sales. When current period capacity costs and/or unit sales vary from test-period levels, Cambridge Electric and Commonwealth Electric have experienced a revenue excess or shortfall that has had a significant impact on net income. However, as part of the settlement agreements approved by the DPU in May 1995, Cambridge Electric and Commonwealth Electric can now defer these
<PAGE 12>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

costs (within certain limits) which neutralizes their sometimes volatile effect on net income.

      Both Commonwealth Electric and Cambridge Electric have separately stated Conservation Charge rate schedules which allow for current recovery, from retail customers, of conservation and load management costs.

          Gas

      Commonwealth Gas has a Standard Seasonal Cost of Gas Adjustment rate schedule (CGA) which provides for the recovery, from firm customers, of purchased gas and conservation and load management costs not collected through base rates. These schedules, which require DPU approval, are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible and other non-firm sales. Actual gas costs are reconciled annually as of October 31 and any difference is included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

      Periodically, Commonwealth Gas is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the DPU. To approve this long-range forecast and resource plan, the DPU must find, among other things, that Commonwealth Gas' projected firm load is reasonable and based on proven and verifiable forecasting methods and data, and that Commonwealth Gas assembles its supply portfolio based on a prudent resource planning process that can be reasonably expected to meet projected demands on a cost-efficient basis. Commonwealth Gas filed its forecast, covering the period November 1996 through October 2001, with the DPU on December 20, 1996.

      (c) Gas Demand and Transition Costs

      Commonwealth Gas is obligated, as part of its pipeline transportation and supplier gas purchase contracts, to pay monthly demand charges which are recovered through the CGA.

      As a direct result of implementation of Order 636, most pipeline companies are incurring transition costs which include the cost of restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs. These costs are billed to Commonwealth Gas and other local distribution companies.

      Commonwealth Gas is collecting all contract restructuring costs from its customers through the CGA as permitted by the DPU.

      (d) Retail Choice Pilot Program

      On September 3, 1996, the DPU approved Commonwealth Electric's retail choice pilot program. The program is comprised of two components: under Subscription A, eligible customers have the opportunity to buy their power
<PAGE 13>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

from a supplier other than Commonwealth Electric (an alternative supplier); under Subscription B, eligible customers continue to buy their power from Commonwealth Electric, but at prices posted by Commonwealth Electric one day ahead. All participating customers will pay Commonwealth Electric a customer charge, transmission and distribution charges, and an access charge.

      The program is available to Commonwealth Electric's 18 commercial and industrial customers taking service under one of Commonwealth Electric's economic development rates. Subscription A has been filled by 5 customers having an aggregate load of approximately 15 megawatts. However, because this portion of the program is temporarily suspended pending re-bidding of the power supply, Commonwealth Electric is assisting these customers to qualify them on Subscription B. The remaining customers are eligible to participate in Subscription B.

      The program is designed to allow a limited number of customers the opportunity to possibly reduce their electric bills while Commonwealth Electric learns more about real-time pricing and the administrative require-ments associated with open-market competition. Through the program, Commonwealth Electric expects to develop internal procedures for billing and allocating the costs for providing an alternative supply to its retail customers, and to develop methods for educating customers regarding retail choice. The program is scheduled to continue until December 31, 1997.

      Those customers that find that their selection is not right for them will be able to return to Commonwealth Electric service at their prior rate.

      (e) Customer Transition Charge

      In September 1995, the DPU issued a ruling largely approving four rate tariffs, including a Customer Transition Charge (CTC), that were filed by Cambridge Electric on March 15, 1995. The CTC will protect remaining customers from paying certain costs, often referred to as stranded investment costs, that were incurred in the event that Cambridge Electric's largest customers discontinue full service, yet still remain connected for back-up and other services. These costs include long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the DPU restructuring order which endorsed, in principle, the recovery of stranded investment costs.

      Through the CTC, Cambridge Electric will initially recover 75% of net stranded investment costs as calculated in its proposal. Cambridge Electric's other rates include a Supplemental Service Rate, a Standby Service Rate and a Maintenance Service Rate each of which were approved with only minor changes. Cambridge Electric is encouraged by the DPU's position on recovery of stranded investment costs and expects to address recovery of the remaining 25% in its restructuring filing.
<PAGE 14>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The Massachusetts Institute of Technology (MIT) appealed the DPU's deci-sion to the Massachusetts Supreme Judicial Court (the SJC). Cambridge Electric is an intervenor in this proceeding. While no schedule is set for a decision from the SJC, Cambridge Electric anticipates a decision sometime in the second quarter of 1997. At this time, Cambridge Electric is unable to predict the outcome of this proceeding. In addition, on February 29, 1996, the FERC denied a petition filed in January 1996 by MIT, which sought relief from paying the CTC, on the premise that stranded costs are to be resolved at the state level. Cambridge Electric believes that the FERC's action will be an important factor that the SJC will consider in the appeal process.

      In a previous legal proceeding, on August 27, 1996, the United States District Court for the District of Massachusetts (District Court) granted the motions for summary judgement of Cambridge Electric and the DPU and dismissed the May 1996 complaint filed by MIT. In its complaint, MIT had alleged that the CTC approved by the DPU and implemented by Cambridge Electric violated the Public Utility Regulatory Policies Act of 1978 (PURPA). In dismissing MIT's complaint, the District Court found that MIT's complaint involved an allegation relating to the DPU's application of PURPA, which is not within the District Court's jurisdiction.

      Competition

      The system continues to develop and implement strategies that deal with the increasingly competitive environment facing the electric business. The inherently high cost of providing energy services in the Northeast has placed the region at a competitive disadvantage as more customers begin to explore alternative energy supply options. Pursuant to its aforementioned Model Rules, the DPU is proposing to implement programs under which utility and non-utility generators can sell electricity to customers of other utilities without regard to previously closed franchise service areas. In 1994, the DPU began an inquiry into incentive ratemaking.

      The system's actions in response to the new competitive challenges have been well received by regulators, business groups and customers. The system has developed and will continue to develop innovative pricing mechanisms designed to retain existing customers, add new retail and wholesale customers and expand beyond current markets. For a more detailed discussion of the DPU's restructuring order, refer to the "Electric Industry Restructuring" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report.

      On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the System announced the consolidation of management personnel of Commonwealth Electric, Commonwealth Gas and COM/Energy Services Company effective on that date. COM/Electric and COM/Gas will continue to operate under their existing company names. The consolidation process for these companies will involve the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible and will ultimately result in the reduction of up to 300 positions (15%) system-wide. Through prior work force reductions and attrition, the system has reduced its full-time work force approximately 23.1% since 1990. Also, the introduction of advanced technologies in the
<PAGE 15>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

workplace continues to improve customer service and the system's competitive position. The system has yet to be significantly impacted by the increase in competition and, absent a major shift in regulation at the state level, believes its current business strategy will have a positive impact in the near-term.

      Segment Information

      System companies provide electric, gas and steam services to retail customers in service territories located in central, eastern and southeastern Massachusetts and, in addition, sell electricity at wholesale to Massachusetts customers. Other operations of the system include the development and management of new real estate ventures, the operation of rental properties and other investment activities and the pursuit of new business opportunities which do not presently contribute significantly to either revenues or operating income.

      Reference is made to additional industry segment information in Note 12 of Notes to Consolidated Financial Statements filed under Item 8 of this re-port.

      Environmental Matters

      The system is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. System compliance with these laws and regulations will require capital expenditures of $68.8 million from 1997 through 2001 for the electric and gas divisions.

      For additional information concerning environmental issues, refer to the "Environmental Matters" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed under Item 7 of this report.

      Construction and Financing

      For information concerning the system's financing and construction programs refer to Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 and Note 4(a) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Employees

      The total number of full-time employees for the system declined 5% to 1,991 in 1996 from 2,096 employees at year-end 1995. Of the current total, 1,182 (59%) are represented by various collective bargaining units. Agreements with two units representing approximately 5% of regular employees are scheduled to expire in 1997. Refer to Note 1 of Notes to Consolidated Financial Statements filed under Item 8 of this report for additional information regarding employee relations.
<PAGE 16>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2.    Properties

      The system's principal electric properties consist of Canal Unit 1, a 566 MW oil-fired steam electric generating unit, and its one-half ownership in Canal Unit 2, a 575.8 MW steam electric generating unit with the ability to burn both oil and natural gas, both located at Canal Electric's facility in Sandwich, Massachusetts.

      Cambridge Electric owns and operates two steam electric generating stations and two gas turbine units located in Cambridge, Massachusetts with a total capability of 112.5 MW. In addition, the system has a 3.52% interest (40.5 MW of capacity) in Seabrook 1 and a 1.4% or 8.8 MW joint-ownership interest in Central Maine Power Company's Wyman Unit 4. The system also has an interest in smaller generating units totaling 77.6 MW used primarily for peaking and emergency purposes.

      Other electric properties include an integrated system of distribution lines and substations. In addition, the system's other principal properties consist of an electric division office building in Wareham, Massachusetts and other structures such as garages and service buildings.

      At December 31, 1996, the electric transmission and distribution system consisted of 5,803 pole miles of overhead lines, 4,371 cable miles of underground line, 355 substations and 378,088 active customer meters.

      The principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1996, the gas system included 2,791 miles of gas distribution lines, 165,926 services and 243,083 customer meters together with the necessary measuring and regulating equipment. In addition, the system owns a liquefaction and vaporization plant, a satellite vaporization plant and above-ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 million MCF of natural gas. The system's gas division owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and several natural gas receiving and take stations.


Item 3.    Legal Proceedings

      Cambridge Electric is an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by MIT of a decision by the DPU approving a customer transition charge that allows Cambridge Electric to recover certain stranded investment costs. For additional information refer to the "Customer Transition Charge" section in Item 1 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

      None

<PAGE 17>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                                   PART II.

Item 5. Market for the Registrant's Securities and Related Stockholder
        Matters

    (a) Principal Markets

        The System's common shares are listed on the New York and Pacific Stock Exchanges. The table below sets forth the high and low closing prices as reported on the New York Stock Exchange composite transactions tape.

                                 1996 by Quarter
                      First     Second     Third     Fourth
            High      $25       $25 3/4    $25 5/8   $24 7/8
            Low        21 15/16  22 3/4     21 1/2    22 1/2

                                 1995 by Quarter
                      First     Second     Third     Fourth
            High      $20 15/16 $20 3/4    $21 11/16 $23 9/16
            Low        17 13/16  18 7/8     17 11/16  20 1/2

    (b) Number of Shareholders at December 31, 1996

        13,676 shareholders

    (c) Frequency and Amount of Dividends Declared in 1996 and 1995

                   1996                             1995
                              Per                               Per
                             Share                             Share
        Declaration Date    Amount       Declaration Date     Amount
        March 28, 1996      $ .385       March 23, 1995       $ .375
        June 27, 1996         .385       June 22, 1995          .375
        September 26, 1996    .385       September 28, 1995     .375
        December 19, 1996     .385       December 14, 1995      .375
                            $1.540                            $1.500

    (d) Future dividends may vary depending upon the System's earnings and capital requirements as well as financial and other conditions existing at that time.
<PAGE 18>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 6. Selected Financial Data



                       1996       1995        1994       1993       1992
                          (Dollars In Thousands Except Common Share Data)

Operating Revenues
  Electric           $  649,678 $  604,980  $  638,150 $  622,039 $  595,112
  Gas                   341,867    306,953     323,568    302,644    294,874
  Steam and other        19,360     17,355      15,867     14,035     14,307
   Total             $1,010,905 $  929,288  $  977,585 $  938,718 $  904,293

Net Income           $   59,175 $   51,396  $   48,968 $   45,834 $   39,897

Common Share Data-
 Earnings per share       $2.70      $2.36       $2.29      $2.18      $1.91
 Dividends declared
   per share              $1.54      $1.50       $1.50      $1.46      $1.46
 Average shares
    outstanding      21,529,676 21,311,836  20,827,562 20,431,228 20,163,736

Total Assets         $1,428,955 $1,392,342  $1,345,032 $1,318,940 $1,273,475

Long-term debt       $  355,305 $  377,181  $  418,307 $  448,893 $  361,092
Redeemable preferred
  share investment       13,020     13,840      14,660     15,480     16,300
Common share
  investment            415,694    390,785     362,997    337,070    315,219
Total Capitalization $  784,019 $  781,806  $  795,964 $  801,443 $  692,611



                                             1996 by Quarter
                                  1st        2nd         3rd        4th
                            (Dollars In Thousands Except Per Share Amounts)

Operating Revenues               $298,614   $222,667   $226,909   $262,715
Operating Income                   36,131     18,608     17,601     24,325
Income Before Interest Charges     38,622     19,863     18,838     24,220
Net Income                         27,907      9,463      8,360     13,445
Earnings per Common Share            1.28        .43        .37        .62
Dividends Declared per
  Common Share                       .385       .385       .385       .385
Closing Price of Common Shares-
  High                           25           25 3/4     25 5/8     24 7/8
  Low                            21 15/16     22 3/4     21 1/2     22 1/2


                                             1995 by Quarter
                                  1st        2nd         3rd        4th
                            (Dollars In Thousands Except Per Share Amounts)

Operating Revenues               $265,225   $208,776   $206,542   $248,745
Operating Income                   30,011     17,237     17,253     30,042
Income Before Interest Charges     31,913     17,738     17,945     28,408
Net Income                         20,933      6,430      7,116     16,917
Earnings per Common Share             .98        .29        .32        .77
Dividends Declared per
  Common Share                       .375       .375       .375       .375
Closing Price of Common Shares-
  High                           20 15/16     20 3/4   21 11/16    23 9/16
  Low                            17 13/16     18 7/8   17 11/16    20 1/2
<PAGE 19>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    Earnings and Dividends

    Earnings and earnings per common share by organizational element for the three-year period were as follows:

                               1996              1995              1994
                                    Per               Per               Per
                          Amount   Share    Amount   Share    Amount   Share
                           (Dollars in Thousands Except Per Share Amounts)

    Electric...........   $39,667  $1.85    $32,247  $1.52    $32,952  $1.58
    Gas................    16,229    .75     15,352    .72     12,346    .59
    Other..............     2,229    .10      2,687    .12      2,500    .12
        Total..........   $58,125  $2.70    $50,286  $2.36    $47,798  $2.29

    Parent company earnings and dividends on preferred shares were allocated among the electric, gas and other operations of the system based on the Parent's equity investment in each segment. Common share data for 1995 and 1994 has been restated throughout this discussion to reflect the two-for-one stock split that became effective June 5, 1996.

    1996 versus 1995

    In 1996, earnings applicable to common shares increased $7.8 million (15.6%) to $58.1 million. Earnings per share increased $.34 to $2.70. Return on average common equity, among the highest in the utility industry, improved to 14.4% from 13.3% in 1995. Significant factors that contributed to the improved earnings included higher firm gas ($.18) and retail electric ($.14) unit sales, a refund ($.11) associated with a power contract settlement agreement, lower interest costs ($.09), and the reversal of a reserve for Canal Electric Company's (Canal) recovery of postretirement benefits costs ($.07). Partially offsetting these factors were costs related to a five and one-half month labor dispute ($.11) resolved in September, storm damage from Hurricane Edouard ($.06), a customer refund ($.05 in 1996 versus $.01 in 1995) pursuant to a 1995 settlement agreement with the Massachusetts Department of Public Utilities (DPU) that limits Commonwealth Electric Company's (Commonwealth Electric) return on equity, as defined in a settlement that expires in 1997, and the reversal in 1995 of a reserve ($.04) related to a conservation program settlement in 1995.

    In March 1996, the System's Board of Trustees increased the quarterly dividend rate per share 2.7% from $.375 to $.385, an annual rate of $1.54. Dividends paid to common shareholders in 1996 were $33.2 million, representing a payout ratio of 57% of 1996 earnings.





<PAGE 20>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    1995 versus 1994

    In 1995, earnings applicable to common shares increased $2.5 million or 5.2% to $50.3 million. Earnings per share increased $.07 to $2.36. Factors that contributed to the improved earnings were a $3.8 million reduction ($.11) in other operation expense, the reversal of a reserve related to the system's energy conservation programs ($.04), and higher steam unit sales ($.01). Partially offsetting these factors was an increase in interest charges ($.07) primarily related to deferred gas costs and, to a lesser extent, higher short-term interest rates.

    Electric Operations

    In 1996, electric operating revenues increased $44.7 million or 7.4% due mainly to higher fuel costs of $33.9 million reflecting the increased availability of Canal's Unit 1 generating facility that was out of service during the first seven months of 1995 for scheduled maintenance and repairs. The remainder of the change reflects a $4 million refund associated with a power contract settlement approved by the Federal Energy Regulatory Commission
(FERC) relative to billing issues in prior years, the impact of higher retail unit sales ($3.9 million), and the recovery in rates of $1.8 million for Canal's previously deferred postretirement benefits costs.

    Electric operating revenues in 1995 decreased $32.8 million (5.1%) due mainly to lower fuel oil costs ($32.6 million) caused by a combination of scheduled maintenance and other repairs to Canal's Unit 1. Also contributing to the decline in revenues were lower conservation and load management (C&LM) costs ($3.3 million). Offsetting these declines were increases related to the recovery of costs associated with a power contract buyout ($3.9 million including $1.9 million in carrying charges) and the recognition in revenues of $2 million in carrying charges associated with Commonwealth Electric's fuel charge stabilization deferral.

    Unit sales (in Megawatthours or MWH) were as follows:
                                          %                   %
                                1996    Change      1995    Change      1994

    Residential..........    1,802,973   2.9     1,752,430  (1.0)    1,770,095
    Commercial...........    2,430,188  (0.8)    2,450,390   1.8     2,406,077
    Industrial and Other.      449,844   1.1       445,020    -        445,037
        Total Retail.....    4,683,005   0.8     4,647,840   0.6     4,621,209
    Wholesale............    2,721,623  37.9     1,973,543 (48.1)    3,803,786
        Total............    7,404,628  11.8     6,621,383 (21.4)    8,424,995

    In 1996 retail unit sales increased slightly due to approximately 3,700 (1.0%) additional customers, the majority of which are permanent year-round residential customers. The increase in the level of wholesale sales reflected the increased availability of Canal Unit 1 as explained above. The changes in wholesale unit sales have little, if any, impact on net income. Retail unit sales increased in 1995 due to a modest growth in customers (approximately 2,500 or 0.6%) mainly in the residential and commercial sectors and, to a



<PAGE 21>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

lesser extent, additional weather-related load attributable to greater air-conditioning and heating use. The decrease in total unit sales in 1995 was mainly due to a lower level of wholesale sales reflecting the decreased availability of Canal Unit 1.

    The cost of fuel increased in 1996 by $33.9 million due primarily to the availability of Canal Unit 1, while the cost of purchased power decreased by $9.8 million reflecting the availability of Canal Unit 1 and the reduced requirement for other more costly sources of power. In 1995, the 36% decline in fuel costs was due to reduced consumption at Canal Unit 1. The cost of purchased power increased just 2% in 1995.

    Gas Operations

    In 1996, gas operating revenues increased approximately $34.9 million or 11.4% due to higher gas costs of $28.7 million reflecting both higher prices from suppliers and increased unit sales to customers. The increased firm sales, including transportation, equated to $6.9 million due to higher degree days during 1996.

    Gas operating revenues decreased in 1995 by $16.6 million or 5.1% due mainly to an $18.3 million (10.3%) decline in the cost of gas sold that reflects a 3.7% reduction in total sales.

    Quasi-firm sales are designed for customers who receive interruptible service in peak months as negotiated in each contract and firm service in all other months. Fluctuations in quasi-firm sales had minimal impact on net income in 1996 and 1995. On January 17, 1997, the DPU approved a margin-sharing proposal filed by Commonwealth Gas Company (COM/Gas) for sales and transportation to quasi-firm customers. This proposal allows COM/Gas to retain 25% of the margins on these sales over a certain threshold amount as set from year to year. The remaining margins reduce the cost of gas sold to firm customers.

      Unit sales and transportation volume (in billions of British thermal units or BBTU) were as follows:

                                          %                  %
                                1996    Change      1995   Change     1994

      Residential.........     22,759    6.7       21,336   (0.8)    21,515
      Commercial..........     11,558    7.9       10,710   (0.2)    10,728
      Industrial and other      6,676    4.1        6,412    1.8      6,296
        Total firm.......      40,993    6.6       38,458   (0.2)    38,539
      Off-system..........      2,420  (40.1)       4,043  (36.8)     6,401
      Quasi-firm..........      1,066  (44.1)       1,906  291.4        487
      Interruptible.......      1,883   55.0        1,215  (36.9)     1,927
        Total sales......      46,362    1.6       45,622   (3.7)    47,354
      Transportation......      4,852   20.6        4,024   82.2      2,208
        Total............      51,214    3.2       49,646    0.2     49,562

    The increase in unit sales to firm customers during 1996 (6.6%) reflects significant improvements for all customer classes consistent with colder than

<PAGE 22>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

normal weather experienced during the year, as compared to milder weather in 1995 that was 1.4% above normal. Heating degree days were nearly 3.8% higher during 1996 as compared to 1995 and 2.3% above normal. A growing customer base, including customers formerly receiving quasi-firm sales service, also contributed to the increase in firm unit sales in 1996. During 1995 firm unit sales were virtually unchanged compared to 1994.

    Other Operating Expenses

    In 1996, other operation increased approximately $9 million or 4.4% reflecting the net impact of higher general liability insurance costs ($6.3 million), higher postretirement benefits costs ($4 million), and the net impact of COM/Gas' labor dispute ($3.8 million). These expenses were offset somewhat by lower C&LM costs ($2.4 million), a $1.6 million decline in medical costs, a decline in the provision for bad debts ($1.1 million) reflecting improved collection experience, and the absence of legal fees ($.8 million) associated with the cancellation of a power contract in 1995. Other operation in 1995 declined $7.1 million or 3.3% due primarily to a decline in liability insurance ($5.4 million) caused by accrual adjustments that reflected better than anticipated experience, lower C&LM costs ($3.3 million) and a decline in the provision for bad debts ($1 million). This was offset, in part, by higher labor costs ($3.5 million) and postretirement benefits costs ($2.6 million).

    Maintenance increased in 1996 by $2.5 million or 6.5% primarily due to storm damage costs related to Hurricane Edouard ($2.1 million). These increases were partially offset by reductions in maintenance costs, primarily associated with Canal Unit 1 ($1.5 million). During 1995, maintenance increased $1.9 million (5.2%) reflecting scheduled maintenance and other repair costs to several system generating units ($1.5 million).

    Depreciation expense increased $3.6 million and $4 million in 1996 and 1995, respectively, consistent with the System's additions to and upgrading of its property, plant and equipment.

    Other Income

    The $3.4 million increase in 1996 was due mainly to the recording of a regulatory asset by Canal for costs associated with postretirement benefits that were recovered in 1996 wholesale rates ($1.8 million) and a gain recognized on the sale of a parcel of non-utility land by Cambridge Electric ($.7 million). The increase in 1995 was due to a decline in the expense component of other income due primarily to the reversal of a reserve ($1.4 million) that had been established by Commonwealth Electric that related to certain costs associated with its conservation program, offset by the recognition of a reserve ($2.7 million, net of tax) related to a system generating station that discontinued operations and, to a lesser extent, the absence of the equity component of allowance for funds used during construction (AFUDC) ($.3 million).






<PAGE 23>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    Interest Charges

    Total interest charges declined $2.2 million, or 5%, in 1996 reflecting maturing long-term debt and scheduled sinking fund payments. Interest charges for 1995 increased $1.1 million or 2.6% due primarily to a higher level of interest on deferred gas costs ($2 million) and higher short-term interest rates, offset, in part, by lower long-term interest costs ($.9 million) that reflected maturing long-term debt and scheduled sinking fund payments.

Liquidity and Capital Resources

    Financial Condition

    The system's cash requirements are essentially met through the generation of cash flows from the sale of electricity, natural gas (including liquefied natural gas) and steam. Daily cash requirements for current operations, construction programs, debt service and other capital requirements are maintained through internal generation and short-term borrowings made available through the system's credit lines with banks. Long-term debt financings are used to refinance short-term debt when deemed appropriate by management.

    The system's 1996 net cash flow from operating activities exceeded funds used for investing activities for additions to property, plant and equipment by $10.2 million or 19.2%. These types of investing activities continue to be funded entirely with internally-generated funds. Cash required in 1996 for financing activities was primarily for the payment of preferred and common dividends ($34.2 million) and the funding of maturing long-term debt and sinking fund requirements ($41.7 million). Proceeds from short-term borrow-ings ($62.9 million) helped to meet the year's cash requirements. Other information on the sources and uses of cash for the past three years is included in the Consolidated Statements of Cash Flows in this report.

                             Capital Requirements
    -------------------------------------------------------------------
                           Bar graph illustration of
                    comparative two-year (1995-1996) actual
                     and five-year (1997-2001) forecast of
                     capital requirements based on values
                            listed in chart below.
    -------------------------------------------------------------------

                                                 Forecast
                       1995   1996   1997    1998    1999  2000    2001
                                     (Dollars in Millions)
    Construction-
        Electric       $ 61   $ 39   $ 49    $ 60    $ 34  $ 31    $ 27
        Gas              16     11     18      18      19    19      19
        Other             3      3      1       1       1     1       1
    Maturing Debt        34     42     23      28      28     7       8
                       $114   $ 95   $ 91    $107    $ 82  $ 58    $ 55



<PAGE 24>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    Capital Requirements and Resources

    The system's projected capital expenditures for the years 1997 through 2001 are $392.2 million, including $90.9 million for 1997 that consists of $68.2 million in construction expenditures and $22.7 million for debt and sinking fund payments. These 1997 requirements will be met primarily through internally-generated funds of $78.8 million with the balance of $12.1 million supplemented by long and short-term debt financings. The System could also raise capital through the issuance of additional series of preferred shares or additional Common Shares or through changing its Dividend Reinvestment and Common Share Purchase Plan from a market purchase plan to direct issue of shares. The system's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its capital resources and liquidity are sufficient to meet its current and projected requirements.

    The system's capitalization structure, including short-term debt, is presented below:

                                1995              1996
                                (Dollars in Thousands)

      Long-term debt....   $410,411  47.1%   $369,565  40.3%
      Preferred shares..     13,840   1.6      13,020   1.4
      Common equity.....    390,785  44.9     415,694  45.4
      Short-term debt...     55,600   6.4     118,475  12.9
      Total capitalization $870,636 100.0%   $916,754 100.0%

                                Capitalization
      -------------------------------------------------------------------
                           Bar graph illustration of
                 comparative five-year (1997-2001) forecast of
                   capitalization components based on values
                            listed in chart below.
      -------------------------------------------------------------------

                                        Forecast
                   1997        1998         1999        2000         2001
                                    (Dollars in Millions)

    Common
      Equity    $438   46%  $458  48%   $477   51%   $495  54%    $515  58%
    Total
      Debt       493   53    480  51     444   48     407  45      368  41
    Preferred
      Stock       12    1     11   1      11    1      10   1        9   1
                $943  100%  $949 100%   $932  100%   $912 100%    $892 100%

    Forward-Looking Statements

    This report contains statements which, to the extent they are not recita-tions of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors
<PAGE 25>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

affecting the System's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources, and uncertain-ty as to regulatory approval of the full recovery of regulatory assets and other stranded costs.

Electric Industry Restructuring

    In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a second order containing proposed rules for implementing electric industry restructuring that were the subject of public comment and hearings during June and July 1996. Subsequently, on December 30, 1996, the DPU issued another order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts that would provide customers with the opportunity to achieve lower electric bills beginning January 1, 1998. The order also required electric utilities to file by March 3, 1997, revenue-neutral, unbundled rates and model bills showing a breakdown of the bill into generation, transmission, distribution and access charge categories.

    In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the DPU's proposed legislation.

    Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a monopoly service offered exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at spot market price.

    Changes in the electric industry may reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other expenditures previously approved by the DPU and included in current rates. The potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs which are significant to the system relates to above market purchased power contracts that Commonwealth Electric and Cambridge Electric have with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to
<PAGE 26>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and minimum purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets. Further, the DPU will conduct stranded cost charge reconciliations at years two, five and ten following the date of retail access.

    During the last several months, three Massachusetts electric utilities have announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a ten percent reduction in customers' charges and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has already been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

    The system is engaged in preliminary settlement discussions with the Attorney General, and expects to reach a comprehensive settlement during the first half of 1997. In the unlikely event it is unable to complete a settlement, the system would file a full restructuring plan with the DPU.

    As described in Note 2(b) to the Consolidated Financial Statements, the system complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the system determined that it no longer met the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The system periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the system believes that its regulatory assets, including those related to generation, are probable of future recovery.

Environmental Matters

    Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions.

    The costs associated with the assessment and clean-up of these sites are recoverable in rates through the cost of gas adjustment clause over a seven-year amortization period without carrying costs pursuant to a 1990 DPU order. Commonwealth Gas has recorded an estimated $2.5 million liability that
<PAGE 27>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

reflects its best estimate (based on current information) of the costs to be incurred in connection with assessment and remediation activities identified to this point. Commonwealth Gas has also recorded a regulatory asset in anticipation of recovery of these costs. Commonwealth Gas is unable to predict the total cost to ultimately resolve these matters, due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

    Commonwealth Gas and certain other system subsidiaries are also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates and have recorded an estimated liability (and a charge to operations) of $2 million to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. The system is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of the system's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on the system's results of operations or financial position.

    Effective January 1, 1997, the system will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The system has recorded environmental remediation liabilities net of amounts paid of $4.2 million at December 31, 1996. Upon adoption of SOP 96-1, the system's estimated liability will not incrementally change and further, management does not believe that SOP 96-1 will have a material adverse effect on the system's results of operations or financial position.


Item 8. Financial Statements and Supplementary Data

    The Company's financial statements required by this item are filed herewith on pages 28 through 49 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.









<PAGE 28>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 8.  Financial Statements and Supplementary Data

                              MANAGEMENT'S REPORT

      The consolidated financial statements presented herein are representations of the management of Commonwealth Energy System. Management recognizes its responsibility for the preparation and presentation of financial statements in conformity with generally accepted accounting principles. To fulfill this responsibility, management maintains a system of internal accounting controls, including established policies and procedures and a comprehensive internal auditing program to evaluate the adequacy and effectiveness of accounting and operating controls, compliance with system policies and procedures and the safeguarding of system assets.

      The responsibility of our independent auditors' examination is limited to the expression of an opinion as to the fairness of the consolidated financial statements presented. The independent auditors are selected by the Board of Trustees and report their findings thereto through the Audit Committee, which is comprised of three outside Trustees. The Board of Trustees is responsible for ensuring that both the independent auditors and management fulfill their respective responsibilities as they pertain to these consolidated financial statements.


                                                     James D. Rappoli,
                                                     Financial Vice President

February 19, 1997.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees of Commonwealth Energy System:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of COMMONWEALTH ENERGY SYSTEM (a Massachusetts trust) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, changes in common shareholders' investment and changes in redeemable preferred shares for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the System and subsidiary companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Energy System and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1997.
<PAGE 29>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS


      Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Balance Sheets at December 31, 1996 and 1995

      Consolidated Statements of Capitalization for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Common Shareholders' Investment for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Redeemable Preferred Shares for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements


                                   PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received from Related Parties for the Years Ended December 31, 1996, 1995 and 1994

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.
<PAGE 30>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

               (Dollars in Thousands - Except Per Share Amounts)

                                             1996          1995       1994

Operating Revenues
  Electric                                 $  649,678    $604,980   $638,150
  Gas                                         341,867     306,953    323,568
  Steam and other                              19,360      17,355     15,867
                                            1,010,905     929,288    977,585

Operating Expenses
  Fuel used in electric production,
    principally oil                            91,690      57,820     90,414
  Electricity purchased for resale            265,019     274,795    269,418
  Cost of gas sold                            187,530     158,835    177,150
  Other operation                             215,319     206,280    213,370
  Maintenance                                  40,913      38,414     36,522
  Depreciation                                 51,782      48,170     44,188
  Taxes-
    Local property                             18,049      17,573     17,467
    Income                                     36,099      24,574     29,154
    Payroll and other                           7,839       8,284      8,087
                                              914,240     834,745    885,770
Operating Income                               96,665      94,543     91,815

Other Income                                    4,878       1,461        627

Income Before Interest Charges                101,543      96,004     92,442

Interest Charges
  Long-term debt                               35,586      38,581     39,442
  Other interest charges                        7,039       6,884      4,475
  Allowance for borrowed funds used during
    construction                                 (257)       (857)      (443)
                                               42,368      44,608     43,474

Net Income                                     59,175      51,396     48,968
  Dividends on preferred shares                 1,050       1,110      1,170
Earnings Applicable to Common Shares       $   58,125    $ 50,286   $ 47,798

Average Number of Common Shares
  Outstanding                              21,529,676  21,311,836 20,827,562
Earnings Per Common Share                       $2.70       $2.36      $2.29



The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 31>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                            (Dollars in Thousands)

                                                   1996       1995      1994

Operating Activities
  Net income                                    $ 59,175   $ 51,396  $ 48,968
  Effects of noncash items-
    Depreciation and amortization                 63,331     60,555    53,727
    Deferred income taxes, net                     3,515      4,182    14,846
    Investment tax credits, net                   (1,285)    (1,401)   (1,470)
    Earnings from corporate joint ventures        (1,557)    (1,633)   (1,750)
  Dividends from corporate joint ventures          1,376      2,067     1,651
  Change in working capital, exclusive of cash-
    Accounts receivable and unbilled revenues     (9,446)   (13,626)   15,085
    Income taxes                                 (14,097)    14,353     8,016
    Local property and other taxes                  (555)      (950)      616
    Accounts payable and other                   (33,956)    25,199    28,976
  Power contract buy-out                             -      (25,500)      -
  Fuel charge stabilization deferral, net          2,372     (3,447)  (15,964)
  Deferred postretirement benefits and
    pension costs                                 (2,157)    (4,479)   (8,536)
  FERC Order 636 transition costs, net               -       11,390    (2,585)
  All other operating items                       (3,391)     6,565   (15,017)
Net cash provided by operating activities         63,325    124,671   126,563

Investing Activities
  Additions to property, plant and
    equipment (exclusive of AFUDC)-
      Electric                                   (38,607)   (60,841)  (37,997)
      Gas                                        (11,591)   (16,143)  (17,993)
      Other                                       (2,730)    (3,659)   (1,843)
  Allowance for borrowed funds used during
    construction                                    (257)      (857)     (443)
Net cash used for investing activities           (53,185)   (81,500)  (58,276)

Financing Activities
  Sale of common shares                               32      9,534     9,434
  Payment of dividends                           (34,205)   (33,142)  (32,475)
  Proceeds from (payment of) short-term
    borrowings, net                               62,875     10,750   (27,125)
  Retirement of long-term debt and preferred
    shares through sinking funds                  (8,436)    (8,716)   (6,406)
  Long-term debt issues refunded                 (33,230)   (25,000)  (10,000)
Net cash used for financing activities           (12,964)   (46,574)  (66,572)

Net increase (decrease) in cash                   (2,824)    (3,403)    1,715
Cash at beginning of period                        4,319      7,722     6,007
Cash at end of period                           $  1,495   $  4,319  $  7,722

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of capitalized amounts)       $ 41,294   $ 42,051  $ 41,022
    Income taxes                                $ 46,563   $ 12,918  $ 17,563




The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 32>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 and 1995

                            (Dollars in Thousands)

                                                       1996        1995
Assets

Property, Plant and Equipment, at original cost
  Electric                                          $1,150,818   $1,118,630
  Gas                                                  357,403      346,990
  Other                                                 66,365       65,020
                                                     1,574,586    1,530,640
  Less-Accumulated depreciation and amortization       536,041      497,712
                                                     1,038,545    1,032,928
  Construction work in progress                          5,485       10,154
  Nuclear fuel in process                                1,597          122
                                                     1,045,627    1,043,204

Equity in Corporate Joint Ventures
  Nuclear electric power companies (2.5% to 4.5%)       10,046        9,814
  Other investments                                      3,349        3,400
                                                        13,395       13,214

Current Assets
  Cash                                                   1,495        4,319
  Accounts receivable, less reserves of $8,324,000
    in 1996 and $8,040,000 in 1995                     117,008      105,377
  Unbilled revenues                                     31,698       33,883
  Inventories, at average cost-
    Electric production fuel oil                         2,221        1,683
    Natural gas                                         23,084       17,339
    Materials and supplies                               6,220        6,516
  Prepaid taxes                                          9,079        9,044
  Other                                                  5,686        6,799
                                                       196,491      184,960

Deferred Charges
  Regulatory assets                                    154,291      130,672
  Other                                                 19,151       20,292
                                                       173,442      150,964


                                                    $1,428,955   $1,392,342









The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 33>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 and 1995

                            (Dollars in Thousands)

                                                       1996        1995

Capitalization and Liabilities

Capitalization (See separate statement)
  Common share investment                           $  415,694   $  390,785
  Redeemable preferred shares, less current
    sinking fund requirements                           13,020       13,840
  Long-term debt, less current sinking fund
    requirements and maturing debt                     355,305      377,181
                                                       784,019      781,806

Capital Lease Obligations                               12,346       13,291


Current Liabilities
  Interim Financing-
    Notes payable to banks                             118,475       55,600
    Maturing long-term debt                             14,260       33,230
                                                       132,735       88,830

  Other Current Liabilities-
    Current sinking fund requirements                    8,473        9,103
    Accounts payable                                    90,269      100,715
    Accrued taxes-
      Local property and other                           9,060        9,580
      Income                                             7,910       22,007
    Accrued interest                                     6,267        8,389
    Dividends declared                                   8,289        8,073
    Other                                               39,279       55,379
                                                       169,547      213,246
                                                       302,282      302,076


Deferred Credits
  Accumulated deferred income taxes                    174,877      170,182
  Unamortized investment tax credits                    26,618       27,903
  Other                                                128,813       97,084
                                                       330,308      295,169


Commitments and Contingencies


                                                    $1,428,955   $1,392,342




The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 34>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                          DECEMBER 31, 1996 and 1995

                            (Dollars in Thousands)

                                                         1996       1995
Common Share Investment
  Common shares, $2 par value-
    Authorized-50,000,000 shares
    Outstanding-21,529,676 shares in 1996
      and 21,528,268 shares in 1995                   $ 43,059    $ 43,056
    Amounts paid in excess of par value                111,685     111,749
    Retained earnings                                  260,950     235,980
      Total common share investment                    415,694     390,785

Redeemable Preferred Shares,
  Cumulative, $100 Par Value
    Series A, 4.80%                                      2,640       2,760
    Series B, 8.10%                                      4,000       4,160
    Series C, 7.75%                                      7,200       7,740
    Less-Current sinking fund requirements                (820)       (820)
      Total redeemable preferred shares                 13,020      13,840

Long-term Debt
  System
    Senior Notes due-
      1997, 10.48%                                      10,000      10,000
      1998, 10.45%                                      10,000      10,000
      1999, 10.58%                                      10,000      10,000
      Less-Maturing long-term debt                     (10,000)        -
        Total System long-term debt                     20,000      30,000

  Subsidiary companies
    Mortgage Bonds, collateralized by property of
      operating subsidiaries, due-
        1996, 7%                                           -         3,800
        1996, 8.99%                                        -        10,000
        2001, 8.99%                                     18,100      21,750
        2006, 8.85%                                     34,650      35,000
        2020, 7 3/8%                                    10,000      10,000
        2020, 9 7/8%                                    40,000      40,000
        2020, 9.95%                                     25,000      25,000
        2033, 7.11%                                     35,000      35,000

    Notes due-
        1996, 9.97%                                        -        20,000
        1997, 6 1/4%                                     4,260       4,320
        1998, variable rate (6.125% in 1996 and
                6.5625% in 1995)                         9,000       9,000
        1999, 8.04%                                     10,000      10,000
        2002, 7 3/4%                                     2,600       2,700
        2002, 9.30%                                     30,000      30,000
        2003, 7.43%                                     15,000      15,000
        2004, 9.50%                                     12,500      15,000
        2007, 8.70%                                      5,000       5,000
        2007, 9.55%                                     10,000      10,000
        2008, 7.70%                                     10,000      10,000
        2012, 9.37%                                     16,842      17,895
        2013, 7.98%                                     25,000      25,000
        2014, 9.53%                                     10,000      10,000
        2019, 9.60%                                     10,000      10,000
        2023, 8.47%                                     15,000      15,000
        Less-Maturing long-term debt                    (4,260)    (33,230)
             Current sinking fund requirements          (7,653)     (8,283)
             Unamortized discount, net                    (734)       (771)
        Total subsidiary companies' long-term debt     335,305     347,181

        Total long-term debt                           355,305     377,181

          Total capitalization                        $784,019    $781,806

The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 35>
              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

     CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' INVESTMENT

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                   Amounts
                                           Par     Paid in
                                           Value   Excess
                                           $2 Per  of Par   Retained
                                 Shares    Share   Value    Earnings  Total
                                           (Dollars in Thousands)

Balance December 31, 1993       20,590,154 $41,180 $ 94,657 $201,233 $337,070
Add (Deduct)-
 Net income                            -       -        -     48,968   48,968
 Sale of shares                    461,640     923    8,511      -      9,434
 Cash dividends declared-
  Common shares-$1.50 per share        -       -        -    (31,305) (31,305)
  Preferred shares                     -       -        -     (1,170)  (1,170)
Balance December 31, 1994       21,051,794  42,103  103,168  217,726  362,997
Add (Deduct)-
 Net income                            -       -        -     51,396   51,396
 Sale of shares                    476,474     953    8,581      -      9,534
 Cash dividends declared-
  Common shares-$1.50 per share        -       -        -    (32,032) (32,032)
  Preferred shares                     -       -        -     (1,110)  (1,110)
Balance December 31, 1995       21,528,268  43,056  111,749  235,980  390,785
Add (Deduct)-
 Net income                            -       -        -     59,175   59,175
 Sale of shares                      1,408       3       29      -         32
 Cost of stock split                   -       -        (93)     -        (93)
 Cash dividends declared-
  Common shares-$1.54 per share        -       -        -    (33,155) (33,155)
  Preferred shares                     -       -        -     (1,050)  (1,050)
Balance December 31, 1996       21,529,676 $43,059 $111,685 $260,950 $415,694



        CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED SHARES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                           Authorized and Outstanding
                                   Cumulative Preferred Shares-$100 Par Value

                                     Series A   Series B   Series C    Total
                                      4.80%      8.10%      7.75%      Shares

Balance December 31, 1993            30,000     44,800      88,200    163,000
    Less-Sinking fund redemptions     1,200      1,600       5,400      8,200
Balance December 31, 1994            28,800     43,200      82,800    154,800
    Less-Sinking fund redemptions     1,200      1,600       5,400      8,200
Balance December 31, 1995            27,600     41,600      77,400    146,600
    Less-Sinking fund redemptions     1,200      1,600       5,400      8,200
Balance December 31, 1996            26,400     40,000      72,000    138,400


The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 36>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General Information

      Commonwealth Energy System (the System) is an exempt public utility holding company with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts. The System is the parent company and, together with its subsidiaries, is collectively referred to as "the system." System electric operations are involved in the production and sale of electricity to 363,000 customers in 41 communities including New Bedford, Plymouth, Cambridge and the geographic area comprising Cape Cod. Gas operations serve 234,000 customers in 49 communities including New Bedford, Cambridge, Plymouth and Worcester. In addition to the utility companies, the system includes a steam distribution company, five real estate trusts, a company engaged in the operation of LNG facilities and two new subsidiaries that are pursuing energy-related business opportunities.

      The system has 1,991 regular employees including 1,182 (59%) represented by various collective bargaining units. On September 8, 1996, a contract was ratified, following a five and one-half month labor dispute, with a collective bargaining unit that represents approximately 17% of regular employees. The new six-year agreement will remain in effect through March 31, 2002. New agreements were reached earlier this year with two other bargaining units (representing approximately 23% of regular employees) that were scheduled to expire on October 1, 1996 and November 1, 1997. These new agreements will remain in effect until 2002 and 2001, respectively. Additional contracts with two bargaining units representing approximately 5% of regular employees are scheduled to expire in 1997.

(2)   Significant Accounting Policies

      (a)  Principles of Consolidation and Accounting

      The consolidated financial statements include the accounts of the System and all of its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

      (b)  Regulatory Assets and Liabilities

      The system's operating utility companies are regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities (DPU).

      Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulated subsidiaries of the System have established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the system are required to be refunded to customers over time. Effective January 1, 1996, the system adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an
<PAGE 37>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

impact on the system's financial position or results of operations upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the system's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the system's remaining regulated operations. In addition, the system would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. However, on December 30, 1996, the DPU issued an order containing "model rules" for industry restructuring that management believes would essentially allow full recovery of stranded costs. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The principal regulatory assets included in deferred charges at December 31, 1996 and 1995 were as follows:
                                                         1996        1995
                                                      (Dollars in Thousands)

      Postretirement benefit costs including
         pensions                                      $ 25,051    $ 24,608
      Power contract buy-out                             20,794      23,838
      Fuel charge stabilization                          21,504      22,063
      Deferred income taxes                              13,597      14,106
      FERC Order 636 transition costs                     9,680      11,711
      Connecticut Yankee unrecovered plant and
         decommissioning costs                           35,879         -
      Yankee Atomic unrecovered plant and
         decommissioning costs                            7,798      10,135
      Seabrook related costs                              6,262       9,511
      Other                                              13,726      14,700
                                                       $154,291    $130,672

      The regulatory liabilities, reflected in the accompanying Consolidated Balance Sheets and related primarily to deferred income taxes, were $17.7 million and $14 million at December 31, 1996 and 1995, respectively.

      As of December 31, 1996, $120.5 million of the system's regulatory assets, including the Connecticut Yankee costs associated with an existing power contract (see Note 4(e)), and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are being recovered over a weighted average period of approximately 11 years. The fuel charge stabilization deferral is expected to be recovered over a six-year period beginning in April 1998, pursuant to a yet to be determined recovery schedule and subject to final DPU approval. Requests for recovery of the remaining regulatory assets (primarily postretirement benefits costs) are in process and DPU approval is expected during 1997.

      (c)  Equity Method of Accounting

      The system uses the equity method of accounting for investments in corporate joint ventures due, in part, to its ability to exercise significant influence over operating and financial policies of these entities. Under this method, it records as income the proportionate share of the net earnings of the joint ventures with a corresponding increase in the carrying value of the investment. The investment is reduced as cash dividends are received. The system conducts business with the corporate joint ventures in which it has investments, principally four nuclear generating facilities located in New England and a 3.8% interest in Hydro-Quebec Phase II.
<PAGE 38>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      (d)  Operating Revenues

      Customers are billed for their use of electricity and gas on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

      System utility companies are generally permitted to bill customers for costs associated with purchased power and transmission, fuel used in electric production, gas, conservation and load management and environmental costs.
The amount of such costs incurred but not yet reflected in customers' bills is recorded as unbilled revenues.

      (e)  Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were as follows:

                                 1996     1995      1994

      Electric                   3.65%    3.52%     3.30%
      Gas                        2.94     2.90      2.98
      Steam                      3.89     3.91      3.94
      LNG                        3.59     3.20      3.12

      (f)  Allowance for Funds Used During Construction

      Under applicable rate-making practices, system companies are permitted to include an allowance for funds used during construction (AFUDC) as an element of their depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which utility companies earn a return. An amount equal to the AFUDC capitalized in the current period is reflected in the accompanying Consolidated Statements of Income.

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.2% in 1996, 7.1% in 1995 and 9.1% in 1994.

(3) Common Shares Outstanding

      On June 5, 1996, the System effected a two-for-one stock split of its outstanding common shares as proposed by the System's Board of Trustees on March 28, 1996 and subsequently approved by the System's shareholders on May 2, 1996. The record date for the stock split was May 15, 1996. The split resulted in the issuance of an additional 10.8 million common shares and accompanied an increase in the number of authorized common shares from 18 million to 50 million and included a change in the par value from four dollars to two dollars per common share. Prior year amounts for the average number of common shares outstanding, earnings per common share, dividends declared per common share and common share investment information in the accompanying consolidated financial statements and in the table of selected financial data have been restated to reflect the stock split.

(4) Commitments and Contingencies

      (a)  Construction

      The system is engaged in a continuous construction program presently estimated at $302 million for the five-year period 1997 through 2001. Of that
<PAGE 39>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

amount, $68.7 million is estimated for 1997. The program is subject to periodic review and revision.

      (b)  Seabrook Nuclear Power Plant

      The system's 3.52% interest in the Seabrook nuclear power plant is owned by Canal Electric Company (Canal Electric), a wholesale electric generating subsidiary, to provide for a portion of the capacity and energy needs of affiliates Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company (Commonwealth Electric). Canal Electric is recovering 100% of its Seabrook 1 investment through a power contract with Cambridge Electric and Commonwealth Electric pursuant to FERC and DPU approval.

      Pertinent information with respect to Canal Electric's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements are as follows:

                               1996      1995
                           (Dollars in Thousands)

     Utility plant-in-
       service               $232,183  $232,547  Plant capacity (MW)    1,150
     Nuclear fuel              21,613    20,138  Canal Electric's share:
     Accumulated depreciation                      Percent interest      3.52%
       and amortization       (57,359)  (50,230)   Entitlement (MW)      40.5
     Construction work in                        In-service date         1990
       progress                   844       946  Operating license
                             $197,281  $203,401    expiration date       2026

                                1996      1995      1994
                                 (Dollars in Thousands)
      Operating expenses:
        Fuel                  $ 1,727   $ 2,353   $ 1,939
        Other operation         4,091     4,292     4,340
        Maintenance               990     1,376     1,688
        Depreciation            6,544     6,542     6,531
        Amortization            1,319     1,319     1,320
                              $14,671   $15,882   $15,818

      Canal Electric and the other joint owners have established a decommissioning fund to cover decommissioning costs. The estimated cost to decommission the plant is $449.9 million in current dollars. Canal Electric's share of this liability (approximately $15.8 million), less its share of the market value of the assets held in a decommissioning trust (approximately $1.9 million), is approximately $13.9 million at December 31, 1996.

      (c) Price-Anderson Act

      Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $8.9 billion of public liability coverage which would compensate the public for valid bodily injury and property loss on a no fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operating license can be assessed up to $79.3 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help cover liability claims relating to property damage, decontamination, replacement power and business interruption costs for participating utilities arising from a nuclear incident.

      The system has an equity ownership interest in four nuclear generating facilities as well as a 3.52% joint-ownership interest in Seabrook 1. The
<PAGE 40>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance Limited (NEIL II) and the combined American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters (ANI). NEIL II provides $2.25 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance in the amount of the shortfall in the Decommissioning Trust Fund, in excess of the underlying $500 million policy. All companies insured with NEIL II are subject to retroactive assessments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamination insurance. An additional $200 million of primary financial protection coverage is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance which currently provides $8.7 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Additional coverage ($200 million) provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

      Based on its various ownership interests in the five nuclear generating facilities, the system's retrospective premium could be as high as $1.9 million yearly or a cumulative total of $15.1 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($4 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.

      (d)  Power Contracts

      Cambridge Electric and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel.
Pertinent information with respect to life-of-the-unit contracts for power from nuclear units that operated in 1996 in which the system has an equity ownership (Yankee Nuclear Units) is as follows:

                                          Connecticut    Maine     Vermont
                                             Yankee*     Yankee     Yankee
                                               (Dollars in Thousands)

Equity Ownership (%)                           4.50       4.00       2.50
Plant Entitlement (%)                          4.50       3.59       2.25
Plant Capability (MW)                         560.0      870.0      496.0
System Entitlement (MW)                        25.2       31.2       11.2
Contract Expiration Date                       2007       2008       2012
1994 Actual Cost ($)                          8,902      6,250      3,660
1995 Actual Cost ($)                          9,498      7,376      4,003
1996 Actual Cost ($)                          9,259      6,511      4,208
Decommissioning cost estimate (100%) ($)    410,582    380,718    366,142
System's decommissioning cost ($)            18,476     13,668      8,238
Market value of assets (100%) ($)           209,448    163,536    159,613
System's market value of assets ($)           9,425      5,871      3,591

* Refer to section (e) for further information on Connecticut Yankee.

      Cambridge Electric pays its share of the decommissioning expense to each of the operators of these nuclear facilities as a cost of electricity purchased for resale.
<PAGE 41>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The system also has long-term contracts to purchase capacity from other generating facilities. Information relative to these contracts is as follows:

                      Range of
                      Contract
                     Expiration  Entitlement     1996       1995       1994
                       Dates       %     MW      Cost       Cost       Cost
                                                   (Dollars in Thousands)
Type of Unit
Natural gas          2008-2017      *     204.7$120,842   $121,636  $137,304
Nuclear                 2012       11   73.6     37,072     40,376    41,475
Waste-to-energy         2015      100   67.0     39,622     37,526    38,107
Hydro                2014-2023    100   23.7     12,537      9,933     7,521
  Total                                369.0   $210,073   $209,471  $224,407

   * Includes contracts to purchase power from various non-utility generators with capacity entitlements ranging from 11.1% to 100%.

      Costs pursuant to these contracts are included in electricity purchased for resale in the accompanying Consolidated Statements of Income and are recoverable in revenues.

      The estimated aggregate obligations for capacity under the life-of-the-unit contracts from the operating Yankee Nuclear Units and other long-term purchased power contracts in effect for the five years subsequent to 1996 are as follows:

                                          Long-Term
                          Equity Owned    Purchased
                          Nuclear Units     Power          Total
                                   (Dollars in Thousands)

          1997               $11,474       $216,032      $227,506
          1998                11,003        219,702       230,705
          1999                12,768        224,508       237,276
          2000                12,779        229,992       242,771
          2001                11,908        239,253       251,161

      (e)  Yankee Nuclear Power Plants

      On July 22, 1996, Connecticut Yankee Atomic Power Company (Connecticut Yankee), which operates the Connecticut Yankee nuclear power plant (the Connecticut plant), took the unit out of service in connection with certain safety-related issues and refueling. During the outage, Connecticut Yankee's owners evaluated the economics of continuing to operate the plant over the remaining ten years of its current license life, compared to the costs of closing the plant and incurring replacement power for the same period. As a result of this evaluation, on December 4, 1996, Connecticut Yankee's Board of Directors voted to permanently shut down the plant.

      Cambridge Electric has an equity ownership interest in Connecticut Yankee of 4.5% which, at December 31, 1996, amounted to approximately $4.7 million. Cambridge Electric, through its ownership interest, has a corresponding capacity entitlement and power purchase obligation.

      The preliminary estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in the plant is approximately $797 million. Cambridge Electric's share of these remaining estimated costs is approximately $36 million. Based upon regulatory precedent, Connecticut Yankee believes that it would continue to collect from its power purchasers (including Cambridge Electric) its decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remaining period of the plant's operating license that expires in 2007. Cambridge Electric does not believe the
<PAGE 42>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

ultimate outcome of the early closing of this plant will have a material adverse effect on its operations and believes that recovery of these FERC-approved costs will continue to be allowed in its rates at the retail level.

      This action follows the permanent shutdown of the Yankee Atomic plant in Rowe, Massachusetts in 1992. Due to changing conditions within the nuclear industry, it is possible that the remaining two operating nuclear plants in which the system has an equity ownership interest could be shut down sometime in the future prior to the expiration of each unit's operating license.

      (f) Environmental Matters

      The system is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the system's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities. For additional information, see "Environmental Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(5)   Income Taxes

      The system files a consolidated federal income tax return. For financial reporting purposes, the System and its subsidiaries provide taxes on a separate return basis.

      The following is a summary of the consolidated provisions for income taxes for the years ended December 31, 1996, 1995 and 1994:

                                               1996        1995       1994
                                                (Dollars in Thousands)
      Federal
          Current                             $28,375     $15,954    $12,789
          Deferred                              2,784       8,231     12,617
          Investment tax credits, net          (1,285)     (1,401)    (1,470)
                                               29,874      22,784     23,936
      State
          Current                               5,542       4,176      3,171
          Deferred                                890       1,115      2,403
                                                6,432       5,291      5,574
                                               36,306      28,075     29,510
      Amortization of regulatory liability
          relating to deferred income taxes      (159)     (5,164)      (174)
                                              $36,147     $22,911    $29,336
      Federal and state income taxes
          charged to:
            Operating expense                 $36,099     $24,574    $29,154
            Other (income) expense                 48      (1,663)       182
                                              $36,147     $22,911    $29,336

      Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      In May 1995, Canal Electric refunded certain unprotected excess deferred taxes to Commonwealth Electric and Cambridge Electric resulting in a reduction to the 1995 tax provision.
<PAGE 43>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Accumulated deferred income taxes consisted of the following in 1996 and 1995:
                                                  1996        1995
                                                (Dollars in Thousands)
      Liabilities
          Property-related                      $195,810    $190,763
          Power contract buy-out                  10,002      10,002
          Fuel charge stabilization                8,124       8,149
          Postretirement benefits plan             7,442       6,767
          Seabrook nonconstruction                 1,183       3,089
          All other                               20,018      20,006
                                                 242,579     238,776
      Assets
          Investment tax credits                  17,205      18,035
          Pension plan                             8,528       7,457
          Regulatory liability                     6,352       6,455
          All other                               22,239      21,570
                                                  54,324      53,517
      Accumulated deferred income taxes, net    $188,255    $185,259

      The net year-end deferred income tax liability above includes a current deferred tax liability of $13,378,000 and $15,077,000 in 1996 and 1995, respectively, which are included in accrued income taxes in the accompanying Consolidated Balance Sheets.

      The total income tax provision set forth previously represents 38% in 1996, 31% in 1995 and 37% in 1994 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                  1996      1995      1994
                                                   (Dollars in Thousands)

      Federal statutory rate                          35%       35%       35%

      Federal income tax expense at statutory
        levels                                   $33,363   $26,007   $27,406
      Increase (Decrease) from statutory levels:
        State tax net of federal tax benefit       4,181     3,439     3,623
        Tax versus book depreciation               1,553     1,369     1,471
        Amortization of investment tax credits    (1,285)   (1,368)   (1,457)
        Reversals of capitalized expenses           (654)     (652)     (654)
        Dividend received deduction                 (381)     (389)     (428)
        Amortization of excess deferred reserves    (159)   (5,164)     (174)
        Other                                       (471)     (331)     (451)
                                                 $36,147   $22,911   $29,336

        Effective federal income tax rate             38%       31%       37%

(6)  Employee Benefit Plans

      (a) Pension

      The system has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. The system makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.
<PAGE 44>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Components of pension expense and related assumptions to develop pension expense were as follows:

                                            1996        1995        1994
                                               (Dollars in Thousands)

      Service cost                        $  7,663    $  6,386    $  7,316
      Interest cost                         24,462      23,949      21,452
      Return on plan assets-(gain)/loss    (45,961)    (62,933)      4,544
      Net amortization and deferral         24,520      42,928     (21,990)
        Total pension expense               10,684      10,330      11,322
      Less: Amounts capitalized
            and deferred                     2,203       1,842       2,823
        Net pension expense               $  8,481    $  8,488    $  8,499

      Discount rate                         7.25%       8.50%       7.25%
      Assumed rate of return                8.75        9.00        8.50
      Rate of increase in future
        compensation                        4.25        5.00        4.50

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. Commonwealth Electric and Cambridge Electric, in accordance with current ratemaking, are deferring the difference between pension contribution, which is reflected in base rates, and pension expense. The funded status of the system's pension plan (using a measurement date of December 31) is as follows:

                                                 1996          1995
                                               (Dollars in Thousands)

      Accumulated benefit obligation:
        Vested                                 $(254,888)    $(240,585)
        Nonvested                                (30,604)      (26,772)
                                               $(285,492)    $(267,357)

      Projected benefit obligation             $(340,850)    $(323,652)
      Plan assets at fair market value           343,884       308,969
        Projected benefit obligation less
          or (greater) than plan assets            3,034       (14,683)
      Unamortized transition obligation            8,036         9,643
      Unrecognized prior service cost             13,357        14,792
      Unrecognized gain                          (43,918)      (27,349)
        Accrued pension liability              $ (19,491)    $ (17,597)

      The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                 1996          1995

      Discount rate                              7.50%         7.25%
      Rate of increase in future compensation    4.25          4.25

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

      (b)  Other Postretirement Benefits

      Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.
<PAGE 45>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      To fund its postretirement benefits, the system makes contributions to various voluntary employees' beneficiary association trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
Code). The system also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The system contributed approximately $13.7 million, $14 million and $14.5 million to these trusts during 1996, 1995 and 1994, respectively.

      The net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 include the following components and related assumptions:

                                                  1996      1995     1994
                                                  (Dollars in Thousands)

      Service cost                              $ 2,211   $ 1,774  $ 2,198
      Interest cost                               9,352     9,022    8,299
      Return on plan assets                      (5,176)   (5,796)    (186)
      Amortization of transition obligation
        over 20 years                             5,336     5,336    5,336
      Net amortization and deferral               2,038     3,692   (1,118)
         Total postretirement benefit cost       13,761    14,028   14,529
      Less: Amounts capitalized and deferred      1,614     5,898    8,811
         Net postretirement benefit cost        $12,147   $ 8,130  $ 5,718

      Discount rate                               7.25%     8.50%    7.25%
      Assumed rate of return                      8.75      9.00     8.50
      Rate of increase in future compensation     4.25      5.00     4.50

      The funded status of the system's postretirement benefit plan using a measurement date of December 31, 1996 and 1995 is as follows:

                                                        1996        1995
                                                     (Dollars in Thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                     $ (72,827)  $ (71,270)
        Fully eligible active plan participants        (11,468)    (12,860)
        Other active plan participants                 (41,352)    (41,814)
                                                      (125,647)   (125,944)
      Plan assets at fair market value                  45,967      33,324
      Accumulated postretirement benefit obligation
         greater than plan assets                      (79,680)    (92,620)
      Unamortized transition obligation                 85,368      90,703
      Unrecognized (gain) loss                          (5,688)      1,917
                                                     $     -     $     -

      The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1996 and 1995:

                                                        1996        1995

      Discount rate                                     7.50%       7.25%
      Rate of increase in future compensation           4.25        4.25
      Medicare Part B premiums                          9.50       12.20
      Medical care                                      7.00        8.00
      Dental care                                       5.00        5.00

      The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 5%, respectively, by 2007 and remain at that level thereafter. A one percent
<PAGE 46>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

change in the medical trend rate would have a $1.7 million impact on the system's annual expense and would change the APBO by approximately $16.1 million.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

      Effective May 1, 1995 the DPU approved a settlement proposal sponsored jointly by Commonwealth Electric and the Attorney General of Massachusetts which allows Commonwealth Electric to fully recover costs relating to postretirement benefits and to amortize its $8.6 million deferred balance over a ten-year period. In February 1996, FERC accepted for filing rate schedules that provided for the recovery of Canal Electric's expense effective with its March 1996 contract billings including the recovery of previously deferred costs over a six-month period. Commonwealth Gas has recently requested a ruling from the DPU as it seeks to fully recover its costs. In addition, Commonwealth Gas has requested to amortize its deferred balance of $10 million over a period not to exceed ten years. While the system is unable to predict the ultimate outcome of its request, it believes that the DPU will authorize similar treatment as provided to Commonwealth Electric.

      (c) Savings Plan

      The system has an Employees Savings Plan that provides for system contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The total system contribution was $4,053,000 in 1996, $4,393,000 in 1995 and $4,302,000
in 1994.

(7)  Interim Financing and Long-Term Debt

      (a)  Notes Payable to Banks

      System companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other cor-porate purposes. As of December 31, 1996, system companies had $135 million of committed lines of credit that will expire at varying intervals in 1997. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1996, the uncommitted lines of credit totaled $20 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.6% and 6.1% in 1996 and 1995, respectively. Notes payable to banks totaled $118,475,000 and $55,600,000 at December 31, 1996 and 1995, respectively.

      (b)  Long-term Debt Maturities and Retirements

      Under terms of various indentures and loan agreements, the System and certain subsidiary companies are required to make periodic sinking fund payments for retirement of outstanding long-term debt. These payments and balances of maturing debt issues for the five years subsequent to December 31, 1996 are as follows:

                   Sinking Funds    Maturing Debt Issues
      Year         Subsidiaries     System  Subsidiaries      Total
                                  (Dollars in Thousands)

      1997             $7,653       $10,000     $ 4,260      $21,913
      1998              7,653        10,000       9,000       26,653
      1999              7,653        10,000      10,000       27,653
      2000              6,153           -           -          6,153
      2001              7,581           -         3,500       11,081
<PAGE 47>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

(8)   Redeemable Preferred Shares

      Each series of the System's preferred shares was issued at par value, $100 per share, and is subject to periodic, mandatory sinking fund payments. The System can make additional voluntary redemptions, not exceeding the required redemption, at par, on a non-cumulative basis, on each sinking fund date.

      Preferred shares may also be called for redemption, in whole or in part, in excess of the required and voluntary sinking fund redemptions. The obligation to make mandatory redemptions is cumulative and the System is not allowed to pay dividends to common shareholders or make optional sinking fund payments if mandatory redemptions are in arrears. Details of redemptions for each series are contained in the following table:

                                   Sinking Funds          Optional
                  Dividend           1997-2001           Redemption
                    Rate      Mandatory     Optional     Call Prices
                              (Dollars in Thousands)

      Series A     4.80%        $120          $120          $102
      Series B     8.10          160           160           101
      Series C     7.75          540           540           101

      Preferred shareholders have no voting rights except in the event that six full quarterly dividends have not been paid. In this circumstance, the preferred shareholders are entitled, voting as a class, to elect two of the nine Trustees of the System.

      The preference of these shares in involuntary liquidation is equal to par value. The shares are of equal rank and are entitled to cumulative dividends at the annual rate established for each series. No dividend can be declared on any series unless proportionate dividends are concurrently declared on the other outstanding series and in the event that dividend payments are in arrears, the System may not redeem any shares unless all shares of all preferred series are redeemed.

(9)   Disclosures About Fair Value of Financial Instruments

      The fair value of certain financial instruments included in the accompanying Consolidated Balance Sheets as of December 31, 1996 and 1995 is as follows:

                                  1996                   1995
                                   (Dollars in Thousands)

                          Carrying     Fair       Carrying    Fair
                            Value     Value         Value    Value

      Long-term debt      $377,218   $417,411     $418,694  $475,661
      Preferred stock       13,840     14,601       14,660    16,847

      The carrying amount of cash and notes payable to banks approximates the fair value because of the short maturity of these financial instruments.

      The estimated fair value of long-term debt and preferred stock are based on quoted market prices of the same or similar issues or on the current rates offered for debt or preferred shares with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.
<PAGE 48>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

(10)  Lease Obligations

      System companies lease property, transmission facilities and equipment under agreements, some of which are capital leases. Several subsidiaries renegotiate certain lease agreements annually. These new agreements are for a term of one year and are renewable monthly thereafter. COM/Energy Services Company has agreements in effect for office furniture, computer and transportation equipment. Generally, these agreements require the lessee to pay related taxes, maintenance and other costs of operation. Leases currently in effect contain no provisions which prohibit system companies from entering into future lease agreements or obligations.

      The following is a breakdown, by major class, of property under capital lease at December 31, 1996 and 1995:

                                                         1996       1995
                                                     (Dollars in Thousands)

      Transmission facilities                          $12,454    $13,128
      Office furniture, computer equipment and other     1,500      1,888
                                                        13,954     15,016
      Less: Accumulated amortization                        77         85
                                                       $13,877    $14,931

      Future minimum lease payments, by period and in the aggregate, of capital leases and non cancelable operating leases consisted of the following at December 31, 1996:

                                                      Capital   Operating
                                                      Leases      Leases
                                                    (Dollars in Thousands)

      1997                                            $ 2,941    $13,791
      1998                                              2,319     12,182
      1999                                              1,810     11,369
      2000                                              1,732      5,032
      2001                                              1,669      3,058
      Beyond 2001                                      18,845     12,159
      Total future minimum lease payments              29,316    $57,591
      Less: Estimated interest element
            included therein                           15,439
      Estimated present value of future minimum
            lease payments                            $13,877

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $12,922,000 in 1996, $13,867,000 in 1995 and
$13,052,000 in 1994. There were no contingent rentals and no sublease rentals for the years 1996, 1995 and 1994.

(11)  Dividend Restriction

      At December 31, 1996, approximately $112,717,000 of consolidated retained earnings was restricted against the payment of cash dividends by terms of indentures and note agreements securing long-term debt.

(12)  Segment Information

      System companies provide electric, gas and steam services to retail customers in communities located in central, eastern and southeastern Massachusetts and, in addition, sell electricity at wholesale to Massachusetts customers. Other operations of the system include the development and operation of rental properties and other activities which do not presently contribute significantly to either revenues or operating income.
<PAGE 49>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      Operating income of the various industry segments includes income from transactions with affiliates and is exclusive of interest expense, income taxes and equity in earnings of unconsolidated corporate joint ventures.

      The amount of identifiable assets represented by the system's investment in corporate joint ventures consists principally of a percentage ownership in the assets of four regional electric generating plants and a 3.8% interest in Hydro-Quebec Phase II.

                                             1996        1995        1994
                                               (Dollars in Thousands)
  Revenues from
    Unaffiliated Customers
      Electric                            $  649,678  $  604,980  $  638,150
      Gas                                    341,867     306,953     323,568
      Steam and other                         19,360      17,355      15,867
        Total Revenues                    $1,010,905  $  929,288  $  977,585

  Capital Expenditures (including AFUDC)
      Electric                            $   38,844  $   61,643  $   38,754
      Gas                                     11,611      16,198      18,020
      Other                                    2,730       3,659       1,843
                                          $   53,185  $   81,500  $   58,617

  Operating Income
    Before Income Taxes
      Electric                            $   92,374  $   78,817  $   85,823
      Gas                                     36,984      36,611      31,664
      Steam and other                          3,406       3,689       3,482
        Total Operating Income Before
          Income Taxes                    $  132,764  $  119,117  $  120,969

  Identifiable Assets
      Electric                            $1,011,306  $  982,384  $  931,168
      Gas                                    388,930     374,615     380,805
      Steam and other                         58,081      57,269      53,914
                                           1,458,317   1,414,268   1,365,887
    Intercompany eliminations                (42,757)    (35,140)    (34,503)
    Investment in corporate joint
      ventures                                13,395      13,214      13,648
        Total Identifiable Assets         $1,428,955  $1,392,342  $1,345,032

  Depreciation Expense
      Electric                            $   39,977  $   36,977  $   33,188
      Gas                                     10,061       9,656       9,559
      Steam and other                          1,744       1,537       1,441
        Total Depreciation                $   51,782  $   48,170  $   44,188





<PAGE 50>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                                   PART III.

Item 10. Trustees and Executive Officers of the Registrant

a. Trustees of the Registrant:

   Information required by this item is incorporated herein by reference to the Notice of 1997 Annual Meeting and Proxy Statement dated
   March 28, 1997, pages 3-4.

b. Executive Officers of the Registrant:
                                                                     Age at
                                                                    December
Name of Officer         Position and Business Experience            31, 1996

William G. Poist        President, Chief Executive Officer and          63
                        Trustee of the System and Chairman and
                        Chief Executive Officer of its principal subsidiary companies since January 1,
                        1992; Vice President of the System and
                        COM/Energy Services Company* effective
                        September 1, 1991; President and Chief
                        Operating Officer of Commonwealth Gas
                        Company* from 1983 to 1991 and Hopkinton
                        LNG Corp.* from 1985 to 1991.

James D. Rappoli        Financial Vice President and Treasurer of       45
                        the System and its subsidiary companies
                        effective March 1, 1993; Treasurer of System subsidiary companies from 1990 to 1993;
                        Assistant Treasurer of System subsidiary companies from 1989 to 1990.

Russell D. Wright       President and Chief Operating Officer of        50
                        Commonwealth Gas Company* effective
                        February 6, 1997 and President and
                        Chief Operating Officer of Cambridge
                        Electric Light Company*, Canal Electric
                        Company*, COM/Energy Steam Company*,
                        and Commonwealth Electric Company* effective
                        March 1, 1993; Financial Vice President and
                        Treasurer of the System and Financial Vice
                        President of its subsidiary companies
                        (July 1987 to March 1993); Treasurer of
                        System subsidiary companies (December 1989 to December 1990); Assistant Vice President-
                        Finance of System subsidiary companies 1986.

    * Subsidiary of the System.
<PAGE 51>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

b. Executive officers of the Registrant (Continued):
                                                                     Age at
                                                                    December
Name of Officer         Position and Business Experience            31, 1996

Michael P. Sullivan     Vice President, Secretary, and                  48
                        General Counsel of the System
                        and subsidiary companies (effective
                        June 1993); Vice President, Secretary,
                        and General Attorney of the System and
                        subsidiary companies since 1981.

Robert A. Paul          Senior Vice President of Corporate              52
                        Planning of COM/Energy Services
                        Company* (effective February 10, 1997);
                        Vice President of Commonwealth
                        Edison Co. (a subsidiary of Unicom Corp.)
                        from 1994 to 1997; senior manager at
                        Digital Equipment Corp. from 1977 to 1994.

John R. Williams        Vice President of Corporate Services of         53
                        COM/Energy Services Company* (effective
                        December 2, 1996); Vice President of
                        Operations at Commonwealth Electric*
                        from 1993 to 1996; Vice President of
                        Human Resources and Communications at
                        COM/Energy Services Company* from 1990 to
                        1993; Vice President of Corporate Human
                        Resources at COM/Energy Services Company* from 1987 to 1990.

    * Subsidiary of the System.

   The term of office for System officers expires May 1, 1997, the date of the next Annual Organizational Meeting.

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

Item 11.  Executive Compensation

   Information required by this item is incorporated herein by reference to the Notice of 1997 Annual Meeting and Proxy Statement dated March 28, 1997, pages 5-9.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is incorporated herein by reference to the Notice of 1997 Annual Meeting of Shareholders dated March 28, 1997, pages 2-4.
<PAGE 52>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 13.  Certain Relationships and Related Transactions

   Information required by this item is incorporated herein by reference to the Notice of 1997 Annual Meeting and Proxy Statement dated March 28, 1997, pages 2-4.

                                   PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Index to Financial Statements

    Consolidated financial statements and notes thereto of Commonwealth Energy System and Subsidiary Companies, together with the Report of Independent Public Accountants, are filed under Item 8 of this Form 10-K and listed on the Index to Financial Statements (page 29).

(a) 2.  Index to Financial Statement Schedules

              Commonwealth Energy System and Subsidiary Companies

    Filed herewith at page(s) indicated -

    Report of Independent Public Accountants on Schedules (page 71).

    Schedule I - Investments in, Equity in Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1996, 1995 and 1994 (pages 72-74).

    Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994 (page 75).

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

    Form 11-K, Annual Reports of Employee Stock Purchases, Savings and Similar Plans

    Pursuant to Rule 15(d)-21 of the Securities and Exchange Act of 1934, the information, financial statements and exhibits required by Form 11-K with respect to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies will be filed as an amendment to this report under cover of Form 10-K/A no later than April 30, 1997.




<PAGE 53>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

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

  c. The following is a glossary of Commonwealth Energy System and subsid-iary companies' acronyms that are used throughout the following Exhibit
      Index:

        CES ......................  Commonwealth Energy System
        CE .......................  Commonwealth Electric Company
        CEL ......................  Cambridge Electric Light Company
        CEC ......................  Canal Electric Company
        CG .......................  Commonwealth Gas Company
        NBGEL ....................  New Bedford Gas and Edison Light
                                    Company
        HOPCO ....................  Hopkinton LNG Corp.

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

                       Cambridge Electric Light Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.2.1 Original Indenture on Form S-1 (April, 1949) (Exhibit 7(a), File No. 2-7909).

  4.2.2   Third Supplemental on Form 10-K (1984) (Exhibit 1, File No. 2-
          7909).
<PAGE 54>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  4.2.3   Fourth Supplemental on Form 10-K (1984) (Exhibit 2, File No. 2-
          7909).

  4.2.4   Sixth Supplemental on Form 10-Q (June 1989) (Exhibit 1, File No. 2-
          7909).

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

                           Commonwealth Gas Company

Indenture of Trust or Supplemental Indenture of Trust -

  4.4.1 Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No. 2-7820).

  4.4.2   Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
          1647).

  4.4.3   Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
          2-1647).

  4.4.4 Eighteenth Supplemental on Form 10-Q (March 1994) (Exhibit 1, File No. 2-1647).
<PAGE 55>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

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

10.1.5.1 First Amendment dated June 1, 1972 (Section 7) and Second Amendment dated April 15, 1983 (decommissioning financing) to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1984), File No. 2-
         7909).
<PAGE 56>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.5.2 Third Amendment dated April 1, 1985 and Fourth Amendment dated June 1, 1985 to 10.1.5 (Exhibits 1 and 2, respectively, to the CEL Form 10-Q (June 1986), File No. 2-7909).

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

10.1.8.1 First through Fifth Amendments to 10.1.8 as amended May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974 and January 31, 1975, respectively (Exhibit 13(m) to the NBGEL Form S-1 (November 7,
         1975), File No. 2-54995).
<PAGE 57>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.8.2 Sixth through Eleventh Amendments to 10.1.8 as amended April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and December 15, 1979, respectively (Refiled as Exhibit 1 to the CEC 1989 Form 10-K, File No. 2-30057).

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

10.1.9 Agreement to Share Certain Costs Associated with the Tewksbury-Seabrook Transmission Line dated May 8, 1986 (Exhibit 2 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.10 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981, between CE and CEC, for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated January 2, 1981 (Refiled as Exhibit 4 to the CE 1992 Form 10-K, File No. 2-7749).

10.1.11 Agreement to transfer ownership, construction and operational interest in the Seabrook Units 1 and 2 from CE to CEC dated January 2, 1981 (Refiled as Exhibit 3 to the 1991 CE Form 10-K, File No. 2-
          7749).

10.1.12 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC 1986 Form 10-K, File No. 2-30057).
<PAGE 58>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.13 Power Contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.14 Agreement between NBGEL and Central Maine Power Company (CMP), for the joint-ownership, construction and operation of William F. Wyman Unit No. 4 dated November 1, 1974 together with Amendment No. 1 dated June 30, 1975 (Exhibit 13(N) to the NBGEL Form S-1, File No. 2-54955).

10.1.14.1 Amendments No. 2 and 3 to 10.1.17 as amended August 16, 1976 and December 31, 1978 (Exhibit 5(a) 14 to the System's Form S-16 (June
          1979), File No. 2-64731).

10.1.15 Agreement between the registrant and Montaup Electric Company (MEC) for use of common facilities at Canal Units I and II and for allocation of related costs, executed October 14, 1975 (Exhibit 1 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.15.1 Agreement between the registrant and MEC for joint-ownership of Canal Unit II, executed October 14, 1975 (Exhibit 2 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.15.2 Agreement between the registrant and MEC for lease relating to Canal Unit II, executed October 14, 1975 (Exhibit 3 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.16 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the System's 1985 Form 10-K, File No. 1-7316).

10.1.17 Capacity Acquisition Agreement between CEC,CEL and CE dated September 25, 1980 (Refiled as Exhibit 1 to the 1991 CEC Form 10-K, File No. 2-30057).

10.1.17.1 Supplement to 10.1.20 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.17.2 Supplements to 10.1.20 consisting of two Capacity Acquisition Commitments each dated October 31, 1988, concerning electricity acquired from Western Massachusetts Electric Company and/or CL&P for periods ranging from November 1, 1988 to October 31, 1994 (Exhibit 2 to the CEC Form 10-Q (September 1989), File No. 2-30057).
<PAGE 59>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.17.3 Amendment to 10.1.20 as amended and restated June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby Canal Electric Company, as agent, in addition to acquiring power may also sell bulk electric power which Cambridge Electric Light Company and/or Commonwealth Electric Company owns or otherwise has the right to sell (Exhibit 1 to Canal Electric's Form 10-Q (September 1993), File No. 2-30057).

10.1.17.4 Capacity Disposition Commitment dated June 25, 1993 by and between Canal Electric Company (Unit 2) and Commonwealth Electric Company for the sale of a portion of Commonwealth Electric's entitlement in Unit 2 to Green Mountain Power Corporation (Exhibit 2 to Canal Electric's Form 10-Q (September 1993), File No. 2-30057).

10.1.18 Phase 1 Vermont Transmission Line Support Agreement and Amendment No. 1 thereto between Vermont Electric Transmission Company, Inc. and certain other New England utilities, dated December 1, 1981 and June 1, 1982, respectively (Exhibits 5 and 6 to the CE 1992 Form 10-K, File No. 2-7749).

10.1.18.1 Amendment No. 2 to 10.1.21 as amended November 1, 1982 (Exhibit 5 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.18.2 Amendment No. 3 to 10.1.21 as amended January 1, 1986 (Exhibit 2 to the CE 1986 Form 10-K, File No. 2-7749).

10.1.19 Participation Agreement between MEPCO and CEL and/or NBGEL dated June 20, 1969 for construction of a 345 KV transmission line between Wiscasset, Maine and Mactaquac, New Brunswick, Canada and for the purchase of base and peaking capacity from the NBEPC (Exhibit 13 to the CES 1984 Form 10-K, File No. 1-7316).

10.1.19.1 Supplement Amending 10.1.22 as amended June 24, 1970 (Exhibit 8 to the CES Form S-7, Amendment No. 1, File No. 2-38372).

10.1.20 Power Purchase Agreement between Weweantic Hydro Associates and CE for the purchase of available hydro-electric energy produced by a facility located in Wareham, Massachusetts, dated December 13, 1982 (Exhibit 1 to the CE 1983 Form 10-K, File No. 2-7749).

10.1.20.1 Power Purchase Agreement (Revised) between Weweantic Hydro Associ-ates and Commonwealth Electric Company for the purchase of available hydro-electric energy produced by a facility located in Wareham, MA, originally dated December 13, 1982, revised and dated March 12, 1993 (Exhibit 1 to the CE Form 10-Q (June 1993), File No. 2-7749).

10.1.21 Power Purchase Agreement between Pioneer Hydropower, Inc. and CE for the purchase of available hydro-electric energy produced by a facility located in Ware, Massachusetts, dated September 1, 1983 (Refiled as Exhibit 1 to the CE 1993 Form 10-K, File No. 2-7749).
<PAGE 60>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.22   Power Purchase Agreement between Corporation Investments, Inc.
          (CI), and CE for the purchase of available hydro-electric energy produced by a facility located in Lowell, Massachusetts, dated January 10, 1983 (Refiled as Exhibit 2 to the CE 1993 Form 10-K, File No. 2-7749).

10.1.22.1 Amendment to 10.1.25 between CI and Boott Hydropower, Inc., an assignee therefrom, and CE, as amended March 6, 1985 (Exhibit 8 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.23 Phase 1 Terminal Facility Support Agreement dated December 1, 1981, Amendment No. 1 dated June 1, 1982 and Amendment No. 2 dated November 1, 1982, between New England Electric Transmission Corporation (NEET), other New England utilities and CE (Exhibit 1 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.23.1 Amendment No. 3 to 10.1.26 (Exhibit 2 to the CE Form 10-Q (June
          1986), File No. 2-7749).

10.1.24 Preliminary Quebec Interconnection Support Agreement dated May 1, 1981, Amendment No. 1 dated September 1, 1981, Amendment No. 2 dated June 1, 1982, Amendment No. 3 dated November 1, 1982, Amendment No. 4 dated March 1, 1983 and Amendment No. 5 dated June 1, 1983 among certain New England Power Pool (NEPOOL) utilities (Exhibit 2 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.25 Agreement with Respect to Use of Quebec Interconnection dated December 1, 1981, Amendment No. 1 dated May 1, 1982 and Amendment No. 2 dated November 1, 1982 among certain NEPOOL utilities (Exhibit 3 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.25.1 Amendatory Agreement No. 3 to 10.1.28 as amended June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.26 Phase I New Hampshire Transmission Line Support Agreement between NEET and certain other New England Utilities dated December 1, 1981 (Exhibit 4 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.27 Agreement, dated September 1, 1985, with Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.28 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP), BECO and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).
<PAGE 61>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.29 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.29.1 First, Second and Third Amendments to 10.1.32 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.29.2 Fifth, Sixth and Seventh Amendments to 10.1.32 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.29.3 Fourth and Eighth Amendments to 10.1.32 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.29.4 Ninth and Tenth Amendments to 10.1.32 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.29.5 Eleventh Amendment to 10.1.32 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.29.6 Twelfth Amendment to 10.1.32 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990), File No. 2-30057).

10.1.30 Phase II Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. (New England Hydro)
          (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September
          1985), File No. 2-30057).

10.1.31 Phase II Massachusetts Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.32 Phase II New Hampshire Transmission Facilities Support Agreement dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1990, respectively, between New England Hydro-Transmission Corporation (New Hampshire Hydro) and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.33 Phase II Equity Funding Agreement for New Hampshire Hydro, dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.33.1 Amendment No. 1 to 10.1.36 dated May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).
<PAGE 62>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.33.2 Amendment No. 2 to 10.1.36 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.34 Phase II New England Power AC Facilities Support Agreement, dated June 1, 1985, between NEP and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.34.1 Amendments Nos. 1 and 2 to 10.1.37 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.34.2 Amendments Nos. 3 and 4 to 10.1.37 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.35 Phase II Boston Edison AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.35.1 Amendments Nos. 1 and 2 to 10.1.38 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.35.2 Amendments Nos. 3 and 4 to 10.1.38 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.36 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro-Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.37 Agreements by and between Swift River Company and CE for the purchase of available hydro-electric energy to be produced by units located in Chicopee and North Willbraham, Massachusetts, both dated September 1, 1983 (Exhibits 11 and 12 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.37.1 Transmission Service Agreement between Northeast Utilities' companies (NU) - The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO), and CE for NU companies to transmit power purchased from Swift River Company's Chicopee Units to CE, dated October 1, 1984 (Exhibit 14 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.37.2 Transformation Agreement between WMECO and CE whereby WMECO is to transform power to CE from the Chicopee Units, dated December 1, 1984 (Exhibit 15 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.38 System Power Sales Agreement by and between CL&P and WMECO, as buyers, and CE, as seller, dated January 13, 1984 (Exhibit 13 to the CE 1984 Form 10-K, File No. 2-7749).
<PAGE 63>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.39 System Power Sales Agreement by and between CL&P, WMECO, as sellers, and CEL, as buyer, of power in excess of firm power customer requirements from the electric systems of the NU Companies, dated June 1, 1984, as effective October 25, 1985 (Exhibit 1 to CEL 1985 Form 10-K, File No. 2-7909).

10.1.39.1 System Power Sales Agreement by and between CL&P, WMECO, and PSNH, as sellers, and Commonwealth Electric Company, as buyer, of power for peaking capacity and related energy, dated January 13, 1995, as effective June 1, 1995 and extending to October 31, 2000 (Exhibit 2 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.40 Power Purchase Agreement by and between SEMASS Partnership, as seller, to construct, operate and own a solid waste disposal facility at its site in Rochester, Massachusetts and CE, as buyer of electric energy and capacity, dated September 8, 1981 (Exhibit 17 to the CE 1984 Form 10-K, File No. 2-7749).

10.1.40.1 Power Sales Agreement to 10.1.44 for all capacity and related energy produced, dated October 31, 1985 (Exhibit 2 to the CE 1985 Form 10-K, File No. 2-7749).

10.1.40.2 Amendment to 10.1.44 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated March 14, 1990 (Exhibit 1 to the CE Form 10-Q (June 1990), File No. 2-7749).

10.1.40.3 Amendment to 10.1.44 for all additional electric capacity and related energy to be produced by an addition to the Original Unit, dated May 24, 1991 (Exhibit 1 to CE Form 10-Q (June 1991), File No. 2-7749).

10.1.41 System Power Sales Agreement by and between CE (seller) and NEP (buyer), dated January 6, 1984 (Exhibit 1 to the CE Form 10-Q (June
          1985), File No. 2-7749).

10.1.42 Service Agreement by and between CE and NEP dated March 24, 1984, whereas CE agrees to purchase short-term power applicable to NEP'S FERC Electric Tariff Number 5 (Exhibit 1 to the CE Form 10-Q (June
          1987), File No. 2-7749).

10.1.43 Power Sale Agreement by and between CE (buyer) and Northeast Energy Associated, Ltd. (NEA) (seller) of electric energy and capacity, dated November 26, 1986 (Exhibit 1 to the CE Form 10-Q (March
          1987), File No. 2-7749).

10.1.43.1 First Amendment to 10.1.47 as amended August 15, 1988 (Exhibit 1 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.43.2 Second Amendment to 10.1.47 as amended January 1, 1989 (Exhibit 2 to the CE 1988 Form 10-K, File No. 2-7749).
<PAGE 64>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.43.3 Power Sale Agreement dated August 15, 1988 between NEA and CE for the purchase of 21 MW of electricity (Exhibit 2 to the CE Form 10-Q (September 1988), File No. 2-7749).

10.1.43.4 Amendment to 10.1.47.3 as amended January 1, 1989 (Exhibit 3 to the CE 1988 Form 10-K, File No. 2-7749).

10.1.44 Exchange of Power Agreement between Montaup Electric Company and CE dated January 17, 1991 (Exhibit 2 to CE Form 10-Q (September 1991) File No. 2-7749).

10.1.44.1 First Amendment, dated November 24, 1992, to Exchange of Power Agreement between Montaup Electric Company and Commonwealth Electric Company dated January 17, 1991 (Exhibit 1 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.45 System Power Exchange Agreement by and between Commonwealth Electric Company and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (March 1992), File No. 2-7749).

10.1.45.1 First Amendment, dated September 8, 1992, to 10.1.49 by and between Commonwealth Electric Company and New England Power Company dated January 16, 1992 (Exhibit 1 to CE Form 10-Q (September 1992), File No. 2-7749).

10.1.45.2 Second Amendment, dated March 2, 1993, to 10.1.49 by and between CE and New England Power Company (NEP) dated January 16, 1992 (Exhibit 2 to CE Form 10-Q (March 1993) File No. 2-7749).

10.1.46 Power Purchase Agreement and First Amendment, dated September 5, 1989 and August 3, 1990, respectively, by and between Commonwealth Electric (buyer) and Dartmouth Power Associates Limited Partnership (seller), whereby buyer will purchase all of the energy (67.6 MW) produced by a single gas turbine unit (Exhibit 1 to the CE Form 10-Q (June 1992), File No. 2-7749).

10.1.46.1 Second Amendment, dated June 23, 1994, to 10.1.50 by and between Commonwealth Electric Company and Dartmouth Power Associates, L.P. dated September 5, 1989 (Exhibit 4 to the CE Form 10-Q (June 1995), File No. 2-7749).

10.1.47 Power Exchange Contract, dated March 24, 1993, between NEP and Canal Electric Company (Canal) for an exchange of unit capacity in which NEP will purchase 20 MW of Canal Unit 2 capacity in exchange for Canal's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of Canal's Unit 2 capacity in exchange for Canal's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to Canal's Form 10-Q (March 1993) File No. 2-30057).
<PAGE 65>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.1.48 Power Purchase Agreement by and between Masspower (seller) and Com-monwealth Electric Company (buyer) for a 11.11% entitlement to the electric capacity and related energy of a 240 MW gas-fired cogen-eration facility, dated February 14, 1992 (Exhibit 1 to Common-wealth Electric's Form 10-Q (September 1993), File No. 2-7749).

10.1.49 Power Sale Agreement by and between Altresco Pittsfield, L.P. (seller) and Commonwealth Electric Company (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 2 to Commonwealth Electric's Form 10-Q (September 1993), File No. 2-
          7749).

10.1.49.1 System Exchange Agreement by and among Altresco Pittsfield, L.P., Cambridge Electric Light Company, Commonwealth Electric Company and New England Power Company, dated July 2, 1993 (Exhibit 3 to Commonwealth Electric's Form 10-Q (September 1993), File No 2-
          7749).

10.1.49.2 Power Sale Agreement by and between Altresco Pittsfield, L. P. (seller) and Cambridge Electric Light Company (Cambridge Electric) (buyer) for a 17.2% entitlement to the electric capacity and related energy of a 160 MW gas-fired cogeneration facility, dated February 20, 1992 (Exhibit 1 to Cambridge Electric's Form 10-Q (September 1993), File No. 2-7909).

10.1.49.3 First Amendment, dated November 7, 1994, to 10.1.53 by and between Commonwealth Electric Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 3 to Commonwealth Electric Company's Form 10-Q (June 1995), File 2-7749).

10.1.49.4 First Amendment, dated November 7, 1994, to 10.1.53.2 by and between Cambridge Electric Light Company and Altresco Pittsfield, L.P. dated February 20, 1992 (Filed as Exhibit 2 to Cambridge Electric Light Company's Form 10-Q (June 1995), File 2-7909).

10.2      Natural gas purchase contracts.

10.2.1 Service Agreement Applicable to Rate Schedule F-1 between AGT and CG for Firm natural gas services, dated January 28, 1981 (Exhibit 1 to the CG Form 10-Q (March 1987), File No. 2-1647).

10.2.2 Gas Service Contract between HOPCO and NBGEL for the performance of liquefaction, storage and vaporization service and the operation and maintenance of an LNG facility located at Acushnet, MA dated September 1, 1971 (Exhibit 8 to the CG 1984 Form 10-K, File No. 2-
          1647).

10.2.2.1 Gas Service Contract between HOPCO and CG for the performance of liquefaction, storage and vaporization services and the operation of LNG facilities located in Hopkinton, MA dated September 1, 1971 (Exhibit 9 to the CG 1984 Form 10-K, File No. 2-1647).
<PAGE 66>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.2.2.2 Amendments to 10.2.2 and 10.2.2.1 as amended December 1, 1976 (Exhibits 2 and 3 to the CG 1986 Form 10-K, File No. 2-1647).

10.2.2.3 Supplement 1 to Gas Service Contract between HOPCO and NBGEL dated September 1, 1973 and September 14, 1977 (Exhibit 5(c)5 to the CES Form S-16 (June 1979), File No. 2-64731).

10.2.2.4 Supplement 1 to 10.2.2.1 dated September 14, 1977 (Exhibit 5(c)6 to the CG Form S-16 (June 1979), File No. 2-64731).

10.2.2.5  Supplement 2 to 10.2.2.1 dated September 30, 1982 (Refiled as
          Exhibit 2 to the CG 1992 Form 10-K, File No. 2-1647).

10.2.2.6 1986 Consolidating Supplement to CG Service Contract and NBGEL Service Contract by and between CG and HOPCO dated December 31, 1986 amending and consolidating the CG Service Contract and the NBGEL Service Contract both as amended December 1, 1976 and supplemented September 14, 1977 (Exhibit 2 to CG Form 10-Q (March
          1988), File No. 2-1647).

10.2.3 Operating Agreement between Air Products and Chemicals, Inc., (APC) and HOPCO, dated as of September 1, 1971, as supplemented by Supplements No. 1, No. 2 and No. 3 dated as of July 1, 1974,
          August 1, 1975 and January 1, 1985, respectively, with respect to the operation and maintenance by APC of HOPCO's liquefied natural gas facilities located at Hopkinton, MA (Exhibit 11 to the CES 1984 Form 10-K, File No. 1-7316).

10.2.3.1 Engineering and Prime Contracting Agreement between APC and HOPCO for performance of engineering services and capital project construction at LNG facility in Hopkinton, MA (Exhibit 12 to the CES 1984 Form 10-K, File No. 1-7316).

10.2.4 Firm Storage Service Transportation Contract by and between TGP and CG providing for firm transportation of natural gas from CGT, dated December 15, 1985 (Exhibit 1 to the CG 1985 Form 10-K, File No. 2-
          1647).

10.2.5 Gas Sales Agreement by and between Enron Gas Marketing, Inc. and CG relating to the sale and purchase of natural gas on an interruptible basis, dated June 17, 1986 (Exhibit 3 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.6 Service Agreement dated December 14, 1985 and an amendment thereto dated May 15, 1986 by and between Texas Eastern Transmission Corporation (TET) and CG to receive, transport and deliver to points of delivery natural gas for the account of CG, dated December 14, 1985 (Exhibit 5 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.2.7 Gas Transportation Agreement by and between TET and CG to receive, transport and deliver on an interruptible basis, certain quantities of natural gas for the account of CG, dated January 31, 1986 (Exhibit 6 to the CG Form 10-Q (June 1986), File No. 2-1647).
<PAGE 67>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.2.8 Service Agreement dated May 19, 1988, by and between TET and CG, whereby TET agrees to receive, transport and deliver natural gas to CG (Exhibit 1 to the CG Form 10-Q (September 1988), File No. 2-
          1647).

10.2.9 Gas Transportation Agreement by and between AGT and CG to receive, transport and deliver certain quantities of natural gas on a firm basis for the account of CG dated December 1, 1988 (Exhibit 2 to the CG 1988 Form 10-K, File No. 2-1647).

10.2.10 Gas Sales Agreement between Tejas Power Corporation (seller) and CG (purchaser) for the purchase of spot market gas, dated February 21, 1989 with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (March 1989), File No. 2-1647).

10.2.11 Gas Sales Agreement between Vitol (seller) and CG (purchaser) for the purchase of spot market gas, dated April 5, 1988, with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.2.12 Gas Sales Agreement between Fina Oil and Chemical Company (seller) and CG (purchaser) for the purchase of spot market gas, dated July 10, 1989, with a contract term of at least one year (Exhibit 3 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.13 Gas Sales Agreement between Panenergy (seller) and CG (purchaser) for the purchase of spot market gas, dated August 14, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.14 Gas Storage Agreement between Steuben Gas Storage Company (Steuben) and CG (customer) for the storage and delivery of customer's natural gas to and from underground gas storage facilities, dated May 23, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.2.14.1 Amendment, dated August 28, 1989, to 10.2.14 dated May 23, 1989
          (Exhibit 5 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.2.15 Gas Sales Agreement between LGN&E (seller) and CG (purchaser) for the purchase of firm gas, dated August 15, 1990, with a contract term of at least six years (Exhibit 1 to the CG Form 10-Q (September 1990), File No. 2-1647).

10.2.16 Transportation Agreement between AGT and CG to provide for firm transportation of natural gas on a daily basis, dated December 1, 1988 (Exhibit 3 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.17 Gas Sales Agreement between AFT and CG to reduce the volume of Rate Schedule F-1, dated October 15, 1990 (Exhibit 5 to the CG 1991 Form 10-K, File No. 2-1647).
<PAGE 68>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.2.18 Transportation Agreement between AFT and CG for Rate Schedule AFT-1, dated November 1, Agreement No. 90103, 1990 (Exhibit 6 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.19 Transportation Agreement between TGP and CG dated September 1, 1991 (Exhibit 9 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.20 Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas Storage Company to TGP (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).

10.2.21 Service Line Agreement by and between Commonwealth Gas Company (CG) and Milford Power Limited Partnership dated March 12, 1992 for a term ending January 1, 2013. (Exhibit 1 to the CG Form 10-Q (March
          1992), File No. 2-1647.

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

10.3.3.3 Twenty-first Amendment to 10.3.3 as amended to January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.3.3.4 Twenty-second Amendment to 10.3.3 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-7316).
<PAGE 69>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

10.3.3.5 Twenty-third Amendment to 10.3.3 as amended to April 30, 1987 (Exhibit 1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.3.3.6 Twenty-fourth Amendment to 10.3.3 as amended March 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.7 Twenty-fifth Amendment to 10.3.3. as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.3.3.8 Twenty-sixth Agreement to 10.3.3 as amended March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.3.3.9 Twenty-seventh Agreement to 10.3.3 as amended October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.3.3.10 Twenty-eighth Agreement to 10.3.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.3.3.11 Twenty-ninth Agreement to 10.3.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.3.4 Fuel Supply, Facilities Lease and Operating Contract by and between, on the one side, ESCO (Massachusetts), Inc. and Energy Supply and Credit Corporation, and on the other side, CEC, dated as of February 1, 1985 (Exhibit 1 to the CEC 1984 Form 10-K, File No. 2-30057.

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

10.3.7 Guarantee Agreement by CEL (as guarantor) and MYA Fuel Company (as initial lender) covering the unconditional guarantee of a portion of the payment obligations of Maine Yankee Atomic Power Company under a loan agreement and note initially between Maine Yankee and MYA Fuel Company (Exhibit 3 to the CEL Form 10-K for 1985, File No. 2-7909).
<PAGE 70>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Exhibit 21. Subsidiaries of the Registrant

            Filed herewith as Exhibit 1 is a list of subsidiaries of Commonwealth Energy System, all of which are wholly-owned, as of December 31, 1996.

Exhibit 22. Published Report Regarding Matters Submitted to Vote of Security
            Holders.

            Filed herewith as Exhibit 2 is the Notice of 1997 Annual Meeting and Proxy Statement dated March 28, 1997.

Exhibit 27. Financial Data Schedule

            Filed herewith as Exhibit 3 is the Financial Data Schedule for the twelve months ended December 31, 1996.

            Filed herewith as Exhibit 4 is the restated Financial Data Sched-ule for the twelve months ended December 31, 1995.

            Filed herewith as Exhibit 5 is the restated Financial Data Sched-ule for the twelve months ended December 31, 1994.

(b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 1996.
<PAGE 71>


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees of Commonwealth Energy System:


    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Energy System included in this Form 10-K and have issued our report thereon dated February 19, 1997. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in
Part IV, Item 14 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1997.
<PAGE 72>

                                                                                                            SCHEDULE I

                                      COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                      INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                                    (Dollars in Thousands)
                                           Balance at                                           Balance at
                                       Beginning of Year    Additions      Deductions           End of Year
                                       Number                 Equity                         Number                 Notes
                                         of                     in     Distribution Other     of                  Receivable
                                       Shares   Investment   Earnings  of Earnings   (B)     Shares   Investment      (A)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Company    346,600  $ 44,179     $ 5,120      $ 3,448     $ -     346,600  $ 45,851    $  4,665
   COM/Energy Steam Company             25,500     3,539       1,583        1,928       -      25,500     3,194       2,155
   Canal Electric Company            1,523,200    98,471      16,574       16,024       -   1,523,200    99,021       5,620
   Commonwealth Gas Company          2,857,000   109,659      16,789       16,428       -   2,857,000   110,020       5,495
   Darvel Realty Trust                      26     1,055          75          129       -          26     1,001         -
   COM/Energy Freetown Realty                1     5,477        (446)         -         -           1     5,031       1,305
   COM/Energy Research Park Realty           1       739         461          323       -           1       877         -
   COM/Energy Cambridge Realty               1        48          (5)         -         -           1        43         -
   COM/Energy Acushnet Realty                1       575         119          -         -           1       694         -
   COM/Energy Services Company           3,250       337         (27)          48       -       3,250       262         -
   Commonwealth Electric Company     2,043,972   168,919      19,605       12,979       -   2,043,972   175,545       2,240
   Hopkinton LNG Corp.                   5,000     3,893         548          560       -       5,000     3,881       1,015
                                                $436,891     $60,396      $51,867     $ -              $445,420     $22,495

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies     52,454  $  9,814     $ 1,059      $   827     $ -      52,454  $ 10,046
   Hydro-Quebec Phase II               137,391     3,372         498          436      113    137,329     3,321
   Other Investments                       -          28         -            -         -         -          28
                                                $ 13,214     $ 1,557      $ 1,263     $113             $ 13,395


NOTES: (A)  Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
       (B)  In 1996, New England Hydro-Transmission Corporation repurchased 6.52% of their outstanding shares at $1,831.30 per share.  Canal Electric Company received $112,616 for the repurchase of 61.495 shares, and has included this amount with dividends.

<PAGE 73>


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
 (All issues are common stock)
   Cambridge Electric Light Company    346,600  $ 43,784     $ 5,438      $ 5,043     $-      346,600  $ 44,179    $ 2,425
   COM/Energy Steam Company             25,500     4,110       2,093        2,664      -       25,500     3,539        500
   Canal Electric Company            1,523,200    98,048      14,132       13,709      -    1,523,200    98,471        555
   Commonwealth Gas Company          2,857,000   106,001      16,229       12,571      -    2,857,000   109,659      1,425
   Darvel Realty Trust                      26       870         185          -        -           26     1,055        -
   COM/Energy Freetown Realty                1     5,833        (356)         -        -            1     5,477      1,085
   COM/Energy Research Park Realty           1       886         239          386      -            1       739        -
   COM/Energy Cambridge Realty               1        57          (9)         -        -            1        48        -
   COM/Energy Acushnet Realty                1       524          67           16      -            1       575        -
   COM/Energy Services Company           3,250       337          49           49      -        3,250       337        -
   Commonwealth Electric Company     2,043,972   163,561      15,169        9,811      -    2,043,972   168,919        -
   Hopkinton LNG Corp.                   5,000     3,893         548          548      -        5,000     3,893        620
                                                $427,904     $53,784      $44,797     $-               $436,891     $6,610

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies     52,454  $  9,818     $ 1,093      $ 1,097     $-       52,454  $  9,814
   Hydro-Quebec Phase II               137,442     3,802         540          876      94     137,391     3,372
   Other Investments                       -          28         -            -        -          -          28
                                                $ 13,648     $ 1,633      $ 1,973     $94              $ 13,214

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

<PAGE 74>

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
 (All issues are common stock)
   Cambridge Electric Light Company    346,600  $ 43,674    $ 6,242  $   -    $ 6,132        346,600  $ 43,784     $   410
   COM/Energy Steam Company             25,500     3,321      1,976      -      1,187         25,500     4,110         105
   Canal Electric Company            1,523,200    94,552     14,158      -     10,662      1,523,200    98,048       9,350
   Commonwealth Gas Company          2,857,000   107,004     13,568      -     14,571      2,857,000   106,001       2,935
   Darvel Realty Trust                      26       759        111      -        -               26       870         -
   COM/Energy Freetown Realty                1   (18,832)      (335)  25,000      -                1     5,833         360
   COM/Energy Research Park Realty           1     1,045        296      -        455              1       886         -
   COM/Energy Cambridge Realty               1        74        (17)     -        -                1        57         -
   COM/Energy Acushnet Realty                1       558         66      -        100              1       524         -
   COM/Energy Services Company           3,250       337         49      -         49          3,250       337         -
   Commonwealth Electric Company     2,043,972   163,329     16,073      -     15,841      2,043,972   163,561         200
   Hopkinton LNG Corp.                   5,000     4,019        548      -        674          5,000     3,893         -
                                                $399,840    $52,735  $25,000  $49,671                 $427,904     $13,360

OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies     52,454  $  9,660    $ 1,242  $   -    $ 1,084         52,454  $  9,818
   Hydro-Quebec Phase II               137,442     3,861        508      -        567        137,442     3,802
   Other Investments                       -          28        -        -        -              -          28
                                                $ 13,549    $ 1,750  $   -    $ 1,651                 $ 13,648

NOTES: (A)  Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
       (B)  Additional investment.

<PAGE 75>


                                                               SCHEDULE II

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            (Dollars in Thousands)


                                      Additions
                   Balance at  Provision                 Deductions   Balance
                   Beginning   Charged to                 Accounts    at End
Description         of Year    Operations   Recoveries   Written Off  of Year


                                     Year Ended December 31, 1996

Allowance for
  Doubtful Accounts  $8,040     $7,152        $1,866       $ 8,734    $8,324


                                     Year Ended December 31, 1995

Allowance for
  Doubtful Accounts  $7,956     $8,089        $2,180       $10,185    $8,040


                                     Year Ended December 31, 1994

Allowance for
  Doubtful Accounts  $7,761     $9,396        $2,138       $11,339    $7,956

<PAGE 76>


                          COMMONWEALTH ENERGY SYSTEM

                     FORM 10-K          DECEMBER 31, 1996

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

Principal Executive Officer:

WILLIAM G. POIST                                   March 27, 1997
William G. Poist,
President and Chief Executive Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                   March 27, 1997
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Trustees:

SHELDON A. BUCKLER                                 March 27, 1997
Sheldon A. Buckler, Chairman of
    the Board

PETER H. CRESSY                                    March 27, 1997
Peter H. Cressy, Trustee

                                                   March   , 1997
Henry Dormitzer, Trustee

B. L. FRANCIS                                      March 27, 1997
Betty L. Francis, Trustee

FRANKLIN M. HUNDLEY                                March 27, 1997
Franklin M. Hundley, Trustee
<PAGE 77>


                          COMMONWEALTH ENERGY SYSTEM

                     FORM 10-K          DECEMBER 31, 1996

                                  SIGNATURES
                                  (Continued)


WILLIAM J. O'BRIEN                                 March 27, 1997
William J. O'Brien, Trustee

WILLIAM G. POIST                                   March 27, 1997
William G. Poist, Trustee

MICHAEL C. RUETTGERS                               March 27, 1997
Michael C. Ruettgers, Trustee

G. L. WILSON                                       March 27, 1997
Gerald L. Wilson, Trustee

<PAGE 78>



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




   As independent public accountants, we hereby consent to the incorporation by reference of our reports included in this Form 10-K into the System's previously filed Registration Statements on Form S-8 File No. 33-57467 and on Form S-3 File No. 33-55593. It should be noted that we have not audited any financial statements of the System subsequent to December 31, 1996 or performed any audit procedures subsequent to the date of our report.



                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 28, 1997.