Form 10-K405/A
period 1996-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1997-04-30
CIK 71304

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $473,652,872

Common Shares outstanding at March 17, 1997:  21,529,676 shares

Document Incorporated by Reference               Part in Form 10-K

Notice of 1997 Annual Meeting and
Proxy Statement, dated March 28, 1997
(pages as specified herein)                      Part III

<PAGE 2>





                          COMMONWEALTH ENERGY SYSTEM


     The undersigned registrant hereby amends the following item of its Annual Report for 1996 on Form 10-K as set forth on page 3.


     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


     Exhibit 10. Material Agreements:

     Incorporated herein by reference:

     10.3.2.2 Second Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated January 1, 1993, effective April 1, 1996 (Exhibit 1 to Commonwealth Energy System's Form 11-K (April 30, 1996), File No. 1-7316).

     Filed herewith as Exhibit 1:

     10.3.2.3 Third Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated January 1, 1993, effective January 1, 1997.

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




                                                  COMMONWEALTH ENERGY SYSTEM
                                                         (Registrant)


                                              By  JAMES D. RAPPOLI
                                                  James D. Rappoli,
                                                  Financial Vice President
                                                     and Treasurer

Date:  April 29, 1997

<PAGE 3>

                INFORMATION REQUIRED BY FORM 11-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 1996


A.  Full title of plan:

          Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (hereinafter referred to as the "Plan").

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

          Commonwealth Energy System
          One Main Street
          Cambridge, Massachusetts 02142-9150


Item 1.   Financial Statements and Exhibits

(a) Financial Statements and Schedules attached hereto:            Page

      Report of Independent Public Accountants                       4

      Statements of Net Assets Available for Benefits
        at December 31, 1996 and 1995                              5 - 12

      Statements of Changes in Net Assets Available for Benefits
        for the Years Ended December 31, 1996, 1995 and 1994      13 - 23

      Notes to Financial Statements                               24 - 32

      Schedule I - Schedule of Investments at December 31, 1996      33

      Schedule II - Schedule of Reportable Transactions
        for the Year Ended December 31, 1996                         34

(b) Exhibits filed herewith:

    Number
    in SEC
    Exhibit                                                     Exhibit
    Table                    Description                        Number

      10      Third Amendment to the Employees Savings Plan        1
              of Commonwealth Energy System and Subsidiary
              Companies, as amended and restated
              January 1, 1993, effective January 1, 1997.

<PAGE 4>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                   Report of Independent Public Accountants

To the Savings Plan Board of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies:

    We have audited the accompanying statements of net assets available for benefits of the EMPLOYEES SAVINGS PLAN OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1996. These financial statements and the supplemental schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as of December 31, 1996 and 1995, and its changes in net assets available for benefits for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                    ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 18, 1997

<PAGE 5>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 1 of 5)



                                                 Commonwealth     Vanguard
                                                 Energy System  Money Market
                                                 Common Share  Reserves-Prime
                                       Total          Fund        Portfolio



Assets

  Investments, at quoted market
     value (Schedule I):

     Common Shares of
       Commonwealth Energy System   $ 74,929,586   $74,929,586   $     -
     Mutual funds                    175,881,535       131,517    28,548,919
         Total investments           250,811,121    75,061,103    28,548,919


  Other assets:

     Loans to participants             9,548,801         -             -
     Receivables -
       Loan repayments                    47,821        14,099         6,400
       Interest                            1,548         1,548         -
       Contributions                     151,177        40,134        16,505
         Total other assets            9,749,347        55,781        22,905

         Total assets                260,560,468    75,116,884    28,571,824

Liability:

     Accounts payable                     30,255        30,255         -

     Net assets available for
       benefits                     $260,530,213   $75,086,629   $28,571,824







  The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 2 of 5)

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



Assets

  Investments, at quoted market
     value (Schedule I):

     Common Shares of
       Commonwealth Energy System   $      -       $     -       $     -
     Mutual funds                     86,105,135     5,726,307    37,062,570
         Total investments            86,105,135     5,726,307    37,062,570


  Other assets:

     Loans to participants                 -             -             -
     Receivables -
       Loan repayments                    14,263           934         7,907
       Interest                            -             -             -
       Contributions                      46,950         3,701        28,500
         Total other assets               61,213         4,635        36,407

         Total assets                 86,166,348     5,730,942    37,098,977

Liability:

     Accounts payable                      -             -             -

     Net assets available for
       benefits                     $ 86,166,348   $ 5,730,942   $37,098,977







  The accompanying notes are an integral part of these financial statements.

<PAGE 7>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 3 of 5)



                                                   Vanguard
                                     Vanguard     Index Trust-
                                   International    Extended      Vanguard
                                      Growth         Market       Explorer
                                     Portfolio      Portfolio        Fund


Assets

  Investments, at quoted market
     value (Schedule I):

     Common Shares of
       Commonwealth Energy System   $      -       $     -       $     -
     Mutual funds                      9,243,462     5,029,383     2,312,633
         Total investments             9,243,462     5,029,383     2,312,633


  Other assets:

     Loans to participants                 -             -             -
     Receivables -
       Loan repayments                     2,784           913           299
       Interest                            -             -             -
       Contributions                       8,282         4,021         1,854
         Total other assets               11,066         4,934         2,153

         Total assets                  9,254,528     5,034,317     2,314,786

Liability:

     Accounts payable                      -             -             -

     Net assets available for
       benefits                     $  9,254,528   $ 5,034,317   $ 2,314,786







  The accompanying notes are an integral part of these financial statements.

<PAGE 8>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 4 of 5)



                                       Vanguard LIFEStrategy Funds-
                                                 Conservative     Moderate
                                    Income          Growth         Growth
                                   Portfolio      Portfolio       Portfilio



Assets

  Investments, at quoted market
     value (Schedule I):

     Common Shares of
       Commonwealth Energy System   $      -       $     -       $     -
     Mutual funds                        264,846       179,641       688,642
         Total investments               264,846       179,641       688,642


  Other assets:

     Loans to participants                 -             -             -
     Receivables -
       Loan repayments                         5         -                96
       Interest                            -             -             -
       Contributions                           3            86           409
         Total other assets                    8            86           505

         Total assets                    264,854       179,727       689,147

Liability:

     Accounts payable                      -             -             -

     Net assets available for
       benefits                     $    264,854   $   179,727   $   689,147







  The accompanying notes are an integral part of these financial statements.

<PAGE 9>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 5 of 5)



                                     Vanguard
                                   LIFEStrategy
                                      Funds-
                                      Growth         Loan
                                     Portfolio       Fund


Assets

  Investments, at quoted market
     value (Schedule I):

     Common Shares of
       Commonwealth Energy System   $      -       $     -
     Mutual funds                        588,480         -
         Total investments               588,480         -


  Other assets:

     Loans to participants                 -         9,548,801
     Receivables -
       Loan repayments                       121         -
       Interest                            -             -
       Contributions                         732         -
         Total other assets                  853     9,548,801

         Total assets                    589,333     9,548,801

Liability:

     Accounts payable                      -             -

     Net assets available for
       benefits                     $    589,333   $ 9,548,801







  The accompanying notes are an integral part of these financial statements.

<PAGE 10>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 1 of 3)



                                                 Commonwealth     Vanguard
                                                 Energy System   Money Market
                                                 Common Share   Reserves-Prime
                                        Total         Fund        Portfolio



Assets

  Investments, at quoted market
     value:

     Common Shares of
       Commonwealth Energy System    $ 75,692,483   $75,692,483   $     -
     Mutual funds                     144,116,194         -        27,312,540
         Total investments            219,808,677    75,692,483    27,312,540


  Other assets:

     Loans to participants              8,557,638         -             -
     Receivables -
       Proceeds from securities sold       98,820        98,820         -
       Loan repayments                     81,575        25,388        11,951
       Interest                               591           591         -
       Contributions                      304,417        86,546        39,883
         Total other assets             9,043,041       211,345        51,834

         Total assets                 228,851,718    75,903,828    27,364,374

Liability:

     Accounts payable                     164,607       164,607         -

     Net assets available for
       benefits                      $228,687,111   $75,739,221   $27,364,374






  The accompanying notes are an integral part of these financial statements.

<PAGE 11>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 2 of 3)



                                                     Vanguard
                                                   Fixed Income
                                                  Securities Fund-
                                      Vanguard       Short-Term    Vanguard
                                     Windsor II      Corporate     Wellington
                                        Fund         Portfolio        Fund

Assets

  Investments, at quoted market
     value:

     Common Shares of
       Commonwealth Energy System     $     -        $     -      $     -
     Mutual funds                      68,643,492      5,868,083   31,149,835
         Total investments             68,643,492      5,868,083   31,149,835


  Other assets:

     Loans to participants                  -              -            -
     Receivables -
       Proceeds from securities sold        -              -            -
       Loan repayments                     23,513          2,506       13,122
       Interest                             -              -            -
       Contributions                       90,782          8,814       55,539
         Total other assets               114,295         11,320       68,661

         Total assets                  68,757,787      5,879,403   31,218,496

Liability:

     Accounts payable                       -              -            -

     Net assets available for
       benefits                      $ 68,757,787    $ 5,879,403  $31,218,496






  The accompanying notes are an integral part of these financial statements.

<PAGE 12>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 3 of 3)



                                                       Vanguard
                                       Vanguard      Index Trust-
                                     International     Extended
                                        Growth          Market       Loan
                                       Portfolio       Portfolio     Fund


Assets

  Investments, at quoted market
     value:

     Common Shares of
       Commonwealth Energy System     $     -        $     -      $    -
     Mutual funds                       7,290,725      3,851,519       -
         Total investments              7,290,725      3,851,519       -


  Other assets:

     Loans to participants                  -              -       8,557,638
     Receivables -
       Proceeds from securities sold        -              -           -
       Loan repayments                      3,776          1,319       -
       Interest                             -              -           -
       Contributions                       14,972          7,881       -
         Total other assets                18,748          9,200   8,557,638

         Total assets                   7,309,473      3,860,719   8,557,638

Liability:

     Accounts payable                       -              -           -

     Net assets available for
       benefits                      $  7,309,473    $ 3,860,719  $8,557,638






  The accompanying notes are an integral part of these financial statements.

<PAGE 13>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 1 of 5)


                                               Commonwealth      Vanguard
                                               Energy System    Money Market
                                               Common Share    Reserves-Prime
                                      Total        Fund           Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
     Common Shares of
        Commonwealth Energy System $  5,113,157   $  5,113,157   $     -
     Registered investment
        company shares               11,654,177          -         1,408,836
  Interest on loans                     675,349          -             -
                                     17,442,683      5,113,157     1,408,836

  Realized and unrealized
     gain (loss) on investments      17,828,551      3,951,273         -

  Contributions:
     Employees'                       8,294,889      1,975,041       761,184
     Employers'                       4,053,049      1,039,431       442,636
                                     12,347,938      3,014,472     1,203,820

        Total additions, net         47,619,172     12,078,902     2,612,656

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants      15,766,572      3,979,714     4,672,998
  Purchase fees                           9,498          -             -
        Total deductions             15,776,070      3,979,714     4,672,998

Net increase (decrease) prior to
  interfund transfers                31,843,102      8,099,188    (2,060,342)
Interfund transfers                       -         (8,751,780)    3,267,792
  Net increase (decrease)            31,843,102       (652,592)    1,207,450

Net assets available for benefits:
  Beginning of year                 228,687,111     75,739,221    27,364,374

  End of year                      $260,530,213   $ 75,086,629   $28,571,824

  The accompanying notes are an integral part of these financial statements.

<PAGE 14>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 2 of 5)
                                                  Vanguard
                                                Fixed Income
                                               Securities Fund-
                                  Vanguard        Short-Term      Vanguard
                                  Windsor II      Corporate       Wellington
                                     Fund         Portfolio          Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $      -        $     -
     Registered investment
        company shares                6,056,337        346,159      2,893,328
  Interest on loans                       -              -              -
                                      6,056,337        346,159      2,893,328

  Realized and unrealized
     gain (loss) on investments      10,665,917        (92,444)     2,215,457

  Contributions:
     Employees'                       2,678,605        228,352      1,688,196
     Employers'                       1,247,197        116,897        783,045
                                      3,925,802        345,249      2,471,241

        Total additions, net         20,648,056        598,964      7,580,026

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants       3,941,035        277,681      1,872,076
  Purchase fees                           -              -              -
        Total deductions              3,941,035        277,681      1,872,076

Net increase (decrease) prior to
  interfund transfers                16,707,021        321,283      5,707,950
Interfund transfers                     701,540       (469,744)       172,531
  Net increase (decrease)            17,408,561       (148,461)     5,880,481

Net assets available for benefits:
  Beginning of year                  68,757,787      5,879,403     31,218,496

  End of year                      $ 86,166,348   $  5,730,942    $37,098,977

  The accompanying notes are an integral part of these financial statements.

<PAGE 15>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 3 of 5)

                                                  Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended      Vanguard
                                     Growth         Market       Explorer
                                    Portfolio      Portfolio        Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $      -       $     -
     Registered investment
         company shares                 396,605        369,401       116,347
  Interest on loans                       -              -             -
                                        396,605        369,401       116,347

  Realized and unrealized
     gain (loss) on investments         787,700        345,278       (57,811)

  Contributions:
     Employees'                         569,446        277,279        85,954
     Employers'                         255,699        119,339        36,125
                                        825,145        396,618       122,079

        Total additions, net          2,009,450      1,111,297       180,615

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants         289,952        363,550        77,579
  Purchase fees                           -              9,498         -
        Total deductions                289,952        373,048        77,579

Net increase (decrease) prior to
  interfund transfers                 1,719,498        738,249       103,036
Interfund transfers                     225,557        435,349     2,211,750
  Net increase (decrease)             1,945,055      1,173,598     2,314,786

Net assets available for benefits:
  Beginning of year                   7,309,473      3,860,719         -

  End of year                      $  9,254,528   $  5,034,317   $ 2,314,786

  The accompanying notes are an integral part of these financial statements.

<PAGE 16>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 4 of 5)


                                        Vanguard LIFEStrategy Funds-
                                                  Conservative   Moderate
                                     Income          Growth       Growth
                                    Portfolio       Portfolio    Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $      -       $     -
     Registered investment
        company shares                   10,885          8,159        26,245
  Interest on loans                       -              -             -
                                         10,885          8,159        26,245

  Realized and unrealized
     gain (loss) on investments          (3,056)           767        (3,545)

  Contributions:
     Employees'                             800          1,867         7,950
     Employers'                             333            645         3,681
                                          1,133          2,512        11,631

        Total additions, net              8,962         11,438        34,331

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants           -              -             -
  Purchase fees                           -              -             -
        Total deductions                  -              -             -

Net increase (decrease) prior to
  interfund transfers                     8,962         11,438        34,331
Interfund transfers                     255,892        168,289       654,816
  Net increase (decrease)               264,854        179,727       689,147

Net assets available for benefits:
  Beginning of year                       -              -             -

  End of year                      $    264,854   $    179,727   $   689,147

  The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 5 of 5)

                                    Vanguard
                                  LIFEStrategy
                                     Funds-
                                     Growth          Loan
                                    Portfolio        Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $      -
     Registered investment
        company shares                   21,875          -
  Interest on loans                       -            675,349
                                         21,875        675,349

  Realized and unrealized
     gain (loss) on investments          19,015          -

  Contributions:
     Employees'                          20,215          -
     Employers'                           8,021          -
                                         28,236          -

        Total additions, net             69,126        675,349

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants              79        291,908
  Purchase fees                           -              -
        Total deductions                     79        291,908

Net increase (decrease) prior to
  interfund transfers                    69,047        383,441
Interfund transfers                     520,286        607,722
  Net increase (decrease)               589,333        991,163

Net assets available for benefits:
  Beginning of year                       -          8,557,638

  End of year                      $    589,333   $  9,548,801

  The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 1 of 3)


                                               Commonwealth      Vanguard
                                               Energy System   Money Market
                                               Common Share    Reserves-Prime
                                      Total        Fund           Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
     Common Shares of
        Commonwealth Energy System $  5,219,181   $  5,219,181   $     -
     Registered investment
        company shares                7,757,823          -         1,569,762
  Interest on loans                     647,206          -             -
                                     13,624,210      5,219,181     1,569,762

  Realized and unrealized
     gain on investments             36,861,646     14,531,777         -

  Contributions:
     Employees'                       8,679,077      2,397,221     1,082,525
     Employers'                       4,392,730      1,270,786       618,671
                                     13,071,807      3,668,007     1,701,196

        Total additions, net         63,557,663     23,418,965     3,270,958

Deductions
Deductions from net assets
  attributed to:
     Benefits paid to participants   16,118,786      3,733,426     6,012,404
     Purchase fees                        9,949          -             -
        Total deductions             16,128,735      3,733,426     6,012,404

Net increase (decrease) prior to
  interfund transfers                47,428,928     19,685,539    (2,741,446)
     Interfund transfers                  -         (6,736,395)    3,354,465
     Net increase (decrease)         47,428,928     12,949,144       613,019

Net assets available for benefits:
     Beginning of year              181,258,183     62,790,077    26,751,355

     End of year                   $228,687,111   $ 75,739,221   $27,364,374

  The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 2 of 3)
                                                   Vanguard
                                                 Fixed Income
                                               Securities Fund-
                                    Vanguard      Short-term    Vanguard
                                   Windsor II      Corporate    Wellington
                                      Fund         Portfolio       Fund
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $     -        $     -
     Registered investment
        company shares                4,014,071       352,866      1,517,817
  Interest on loans                       -             -              -
                                      4,014,071       352,866      1,517,817

  Realized and unrealized
     gain on investments             14,943,396       316,587      5,839,233

  Contributions:
     Employees'                       2,585,284       263,787      1,628,304
     Employers'                       1,248,079       141,641        791,068
                                      3,833,363       405,428      2,419,372

        Total additions, net         22,790,830     1,074,881      9,776,422

Deductions
Deductions from net assets
  attributed to:
     Benefits paid to participants    3,000,179       761,498      1,916,861
     Purchase fees                        -             -              -
        Total deductions              3,000,179       761,498      1,916,861

Net increase (decrease) prior to
  interfund transfers                19,790,651       313,383      7,859,561
Interfund transfers                     216,246       669,127      2,255,071
  Net increase (decrease)            20,006,897       982,510     10,114,632

Net assets available for benefits:
  Beginning of year                  48,750,890     4,896,893     21,103,864

  End of year                      $ 68,757,787   $ 5,879,403    $31,218,496

  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 3 of 3)

                                                   Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended
                                     Growth         Market        Loan
                                    Portfolio      Portfolio      Fund
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $     -        $     -
     Registered investment
        company shares                  194,489       108,818          -
  Interest on loans                       -             -            647,206
                                        194,489       108,818        647,206

  Realized and unrealized
     gain on investments                682,362       548,291          -

  Contributions:
     Employees'                         533,713       188,243          -
     Employers'                         238,129        84,356          -
                                        771,842       272,599          -

        Total additions, net          1,648,693       929,708        647,206

Deductions
Deductions from net assets
  attributed to:
     Benefits paid to participants      337,375        96,424        260,619
     Purchase fees                        -             9,949          -
        Total deductions                337,375       106,373        260,619

Net increase (decrease) prior to
  interfund transfers                 1,311,318       823,335        386,587
     Interfund transfers               (645,280)    1,377,434       (490,668)
        Net increase (decrease)         666,038     2,200,769       (104,081)

Net assets available for benefits:
  Beginning of year                   6,643,435     1,659,950      8,661,719

  End of year                      $  7,309,473   $ 3,860,719    $ 8,557,638

  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1994
                                 (Page 1 of 3)


                                               Commonwealth      Vanguard
                                               Energy System   Money Market
                                               Common Share    Reserves-Prime
                                      Total        Fund           Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
     Common Shares of
        Commonwealth Energy System $  4,962,431   $  4,962,431   $     -
     Registered investment
        company shares                5,466,258         18,774     1,064,295
  Interest on loans                     608,616          -             -
                                     11,037,305      4,981,205     1,064,295

  Realized and unrealized loss
     on investments                 (21,792,845)   (16,553,656)        -

  Contributions:
     Employees'                       8,417,407      2,540,138     1,112,452
     Employers'                       4,302,027      1,349,700       633,952
                                     12,719,434      3,889,838     1,746,404

        Total additions, net          1,963,894     (7,682,613)    2,810,699

Deductions
Deductions from net assets
  attributed to:
     Benefits paid to participants   10,632,937      3,105,327     3,916,251
     Purchase fees                       13,069          -             -
        Total deductions             10,646,006      3,105,327     3,916,251

Net increase (decrease) prior to
  interfund transfers                (8,682,112)   (10,787,940)   (1,105,552)
Interfund transfers                       -         (2,948,329)    1,807,854
  Net increase (decrease)            (8,682,112)   (13,736,269)      702,302

Net assets available for benefits:
  Beginning of year                 189,940,295     76,526,346    26,049,053

  End of year                      $181,258,183   $ 62,790,077   $26,751,355

  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1994
                                 (Page 2 of 3)
                                                   Vanguard
                                                 Fixed Income
                                               Securities Fund-
                                    Vanguard      Short-term    Vanguard
                                   Windsor II      Corporate    Wellington
                                      Fund         Portfolio       Fund
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
     Common Shares of
        Commonwealth Energy System $      -       $     -        $     -
     Registered investment
        company shares                2,991,591       302,990        955,792
  Interest on loans                       -             -              -
                                      2,991,591       302,990        955,792

  Realized and unrealized loss
     on investments                  (3,597,124)     (314,911)    (1,104,997)

  Contributions:
     Employees'                       2,438,780       272,838      1,540,882
     Employers'                       1,187,818       147,193        756,284
                                      3,626,598       420,031      2,297,166

        Total additions, net          3,021,065       408,110      2,147,961

Deductions
Deductions from net assets
  attributed to:
     Benefits paid to participants    1,916,160       370,461      1,111,006
     Purchase fees                        -             -              -
        Total deductions              1,916,160       370,461      1,111,006

Net increase (decrease) prior to
  interfund transfers                 1,104,905        37,649      1,036,955
  Interfund transfers                (1,059,058)   (1,435,667)      (494,165)
     Net increase (decrease)             45,847    (1,398,018)       542,790

Net assets available for benefits:
  Beginning of year                  48,705,043     6,294,911     20,561,074

  End of year                      $ 48,750,890   $ 4,896,893    $21,103,864

  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1994
                                 (Page 3 of 3)

                                                   Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended
                                     Growth         Market        Loan
                                    Portfolio      Portfolio      Fund
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
     Common Shares of
       Commonwealth Energy System  $      -       $     -        $     -
     Registered investment
       company shares                    87,669        45,147          -
  Interest on loans                       -             -            608,616
                                         87,669        45,147        608,616

  Realized and unrealized loss
     on investments                    (147,733)      (74,424)         -

  Contributions:
     Employees'                         393,654       118,663          -
     Employers'                         172,814        54,266          -
                                        566,468       172,929          -

     Total additions, net               506,404       143,652        608,616
Deductions
Deductions from net assets
  attributed to:
     Benefits paid to participants       36,356        19,182        158,194
     Purchase fees                        -            13,069          -
       Total deductions                  36,356        32,251        158,194

Net increase (decrease) prior to
  interfund transfers                   470,048       111,401        450,422
Interfund transfers                   3,391,961       946,134       (208,730)
  Net increase (decrease)             3,862,009     1,057,535        241,692

Net assets available for benefits:
  Beginning of year                   2,781,426       602,415      8,420,027

  End of year                      $  6,643,435   $ 1,659,950    $ 8,661,719


  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (the Plan) was originally created in 1962 by Commonwealth Energy System (the System) and its subsidiaries to assist employees in adopting a regular savings program and to help employees by providing additional security for their retirement. The Plan has been amended or restated from time to time thereafter. The latest Plan amendment was made as of January 1, 1997.

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

    Each eligible employee, upon joining the Plan, shall specify in 1% increments his or her contributions and the applicable Employer contributions to be invested in each of twelve separate Investment Funds (Fund(s)) that are collectively referred to as the Trust Fund (Trust Fund). Effective April 1, 1996, five additional Investment Funds were made available to Participants. These Funds include the Vanguard Explorer Fund and the four Vanguard LIFEStrategy Funds which are designed to match the objectives and risk tolerances of a Participant's various life stages. These and the Plan's other Funds are further described in Note 4.

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

    The number of shares of Commonwealth Energy System Common Share Fund purchased, sold or distributed and held by the Plan at December 31, have been restated for 1995 and 1994 to reflect a two-for-one stock split that became effective June 5, 1996.

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

    (b) Federal Income Taxes

    The Plan is subject to certain provisions of the Internal Revenue Code
(IRC) and qualifies under Section 401(a) and 401(k) of the Code. The Internal Revenue Service (IRS) has issued a favorable determination letter, applicable to Plan years beginning after January 1, 1993 and for amendments adopted on January 15, 1993, which indicates that the Plan was designed in accordance with applicable IRC requirements. Management believes that the Plan is currently designed and operated in accordance with applicable IRC requirements. As a result, the Plan has not provided for Federal income taxes. Generally, Participants are not subject to taxes on contributions or the earned income until such time as distributions are made.

    (c) Expenses

    Brokerage fees, commissions, stock transfer taxes and other expenses in connection with the purchase, sale or distribution of securities for each investment fund may be charged to such fund. Any expense of litigation may be paid by the Plan Trustee and charged to the Trust Fund or to the Investment Fund or Funds to which the litigation relates. Expenses and charges incurred in the administration of the Plan are generally paid by the Employers. An administrative fee relating to the issuance of Plan loans under the Loan Fund is paid by Plan Participants.

    (d) Realized Gain (Loss) on Investments Sold or Distributed

    Pursuant to rules issued by the Department of Labor (DOL), realized gain
(loss) was computed by comparing the market value of the securities distributed or sold with the market value of said securities at the beginning of the Plan year. The System's Common Share Fund realized gains (losses) of $675,475, $1,027,097 and ($545,138) on the distribution or sale of 453,158,
414,822 and 195,734 System Common Shares in 1996, 1995 and 1994, respectively.

<PAGE 26>
                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    A summary of realized gains (losses) on securities sold or distributed during the years ended December 31, 1996, 1995 and 1994 is set forth below:

                                                        Quoted
                                           Quoted    Market Price
                                        Market Price Beginning of     Gain
         Investment Funds               or Proceeds      Year        (Loss)

                1996
   Commonwealth Energy System
      Common Share Fund                  $10,814,896 $10,139,421  $  675,475
   Vanguard Money Market Reserves-
      Prime Portfolio                     17,818,107  17,818,107       -
   Vanguard Windsor II Fund               12,205,764  11,313,017     892,747
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio       2,170,370   2,196,757     (26,387)
   Vanguard Wellington Fund                6,174,856   5,962,417     212,439
   Vanguard International Growth
      Portfolio                            3,791,405   3,632,606     158,799
   Vanguard Index Trust-
      Extended Market Portfolio            1,433,320   1,371,491      61,829
   Vanguard Explorer Fund (1)              1,210,006   1,220,007     (10,001)
   Vanguard LIFEStrategy Funds (1)(2)        116,672     114,869       1,803
                                         $55,735,396 $53,768,692  $1,966,704
                1995
   Commonwealth Energy System
      Common Share Fund                  $ 8,320,160 $ 7,293,063  $1,027,097
   Vanguard Money Market Reserves-
      Prime Portfolio                     13,863,305  13,863,305       -
   Vanguard Windsor II Fund                8,895,459   7,758,707   1,136,752
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio       1,708,442   1,664,677      43,765
   Vanguard Wellington Fund                4,213,461   3,690,865     522,596
   Vanguard International Growth
      Portfolio                            3,897,722   3,816,016      81,706
   Vanguard Index Trust-
      Extended Market Portfolio              450,953     412,569      38,384
                                         $41,349,502 $38,499,202  $2,850,300
                1994
   Commonwealth Energy System
      Common Share Fund                  $ 3,981,245 $ 4,526,383  $ (545,138)
   Vanguard Money Market Reserves-
      Prime Portfolio                      8,709,357   8,709,357       -
   Vanguard Windsor II Fund                6,529,551   6,624,955     (95,404)
   Vanguard Fixed Income Securities Fund-
      Short-Term Corporate Portfolio       2,231,660   2,287,937     (56,277)
   Vanguard Wellington Fund                4,428,748   4,544,012    (115,264)
   Vanguard International Growth
      Portfolio                            1,382,971   1,368,400      14,571
   Vanguard Index Trust-
      Extended Market Portfolio              221,842     225,328      (3,486)
                                         $27,485,374 $28,286,372  $ (800,998)

   (1) Available to Participants since April 1, 1996
   (2) Consists of four portfolios - Income, Conservative Growth, Moderate Growth, and Growth

<PAGE 27>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    (e) Unrealized Appreciation (Depreciation) of Investments

    The Plan provides that the market value of each Investment Fund shall be determined by the Trustee each quarter. Pursuant to the rules issued by the DOL, unrealized appreciation (depreciation) shall equal the difference between market value at the beginning of the Plan year and the quoted market price of the investments at the applicable valuation date in determining the value of each fund. The change in unrealized appreciation (depreciation) during the years ended December 31, 1996, 1995 and 1994 is set forth below:
                                                                 Unrealized
                                       Beginning                Appreciation
         Investment Funds               of Year    End of Year (Depreciation)

                1996
   Commonwealth Energy System
      Common Share Fund               $41,998,465   $45,274,263 $  3,275,798
   Vanguard Windsor II Fund            19,014,915    28,788,085    9,773,170
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio                  77,171        11,114      (66,057)
   Vanguard Wellington Fund             5,697,767     7,700,785    2,003,018
   Vanguard International
      Growth Portfolio                    616,587     1,245,488      628,901
   Vanguard Index Trust-
      Extended Market Portfolio           434,098       717,547      283,449
   Vanguard Explorer Fund (1)               -           (47,810)     (47,810)
   Vanguard LIFEStrategy Funds (1)(2)       -            11,378       11,378
                                      $67,839,003   $83,700,850 $ 15,861,847
                1995
   Commonwealth Energy System
      Common Share Fund               $28,493,785   $41,998,465 $ 13,504,680
   Vanguard Windsor II Fund             5,208,271    19,014,915   13,806,644
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio                (195,651)       77,171      272,822
   Vanguard Wellington Fund               381,130     5,697,767    5,316,637
   Vanguard International
      Growth Portfolio                     15,931       616,587      600,656
   Vanguard Index Trust-
      Extended Market Portfolio           (75,809)      434,098      509,907
                                      $33,827,657   $67,839,003 $ 34,011,346
                1994
   Commonwealth Energy System
      Common Share Fund               $44,502,303   $28,493,785 $(16,008,518)
   Vanguard Windsor II                  8,709,991     5,208,271   (3,501,720)
   Vanguard Fixed Income
      Securities Fund-Short-Term
      Corporate Portfolio                  62,983      (195,651)    (258,634)
   Vanguard Wellington Fund             1,370,863       381,130     (989,733)
   Vanguard International
      Growth Portfolio                    178,235        15,931     (162,304)
   Vanguard Index Trust-
      Extended Market Portfolio            (4,871)      (75,809)     (70,938)
                                      $54,819,504   $33,827,657 $(20,991,847)

   (1) Available to Participants since April 1, 1996
   (2) Consists of four portfolios - Income, Conservative Growth, Moderate Growth, and Growth

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

(3) Participating Companies and Contributions

    Employees are eligible to join the Plan upon completion of one-thousand (1,000) hours of service in a twelve-month period and are fully vested upon Plan entry. Generally, Participants in the Plan are required to make contributions of at least 1% but not more than 16% of their compensation as defined in the Plan. However, the maximum amount a Participant may defer annually is $9,500 currently (as increased from time to time by the Secretary of the Treasury in accordance with the cost of living adjustment factor prescribed in Section 402(g)(1) of the IRC). Compensation is defined to be an employee's authorized basic salary (including any "lump sum payment" under the authorized basic compensation pay program), except that in the case of sales personnel compensated in whole or in part by commissions, compensation shall be considered to equal 90% of the average compensation earned by such employee in the preceding four calendar quarters but not less than each employee's authorized basic compensation. Salary deferral contributions by employees are made to the Plan by payroll deduction. The Employer contributes an additional amount equal to each employee's contribution, up to a maximum of four percent of each employee's basic compensation rate, as previously defined, and up to five percent for those employees no longer eligible for postretirement health benefits.

    Effective January 1, 1997, any eligible employee may change his or her contribution percentage as of the first day of any month by contacting Vanguard Participant Services by the 15th day of the preceding month. Previously, as of April 1, 1996, changes to the contribution percentage were only permitted quarterly as of January 1, April 1, July 1 or October 1 in each calendar year (but not retroactively), at least thirty (30) days prior to the beginning of any quarter.

<PAGE 29>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    The participating system companies and contributions for the years ended December 31, 1996, 1995 and 1994 are summarized below:

                                              Employee Contributions
                                           1996         1995         1994

    Cambridge Electric Light Company   $  658,553   $  654,474   $  688,568
    Canal Electric Company                684,476      642,435      609,812
    Commonwealth Electric Company       3,814,155    3,687,316    3,482,617
    Commonwealth Gas Company            2,134,806    2,749,403    2,759,444
    COM/Energy Services Company         1,002,899      945,449      876,966
                                       $8,294,889   $8,679,077   $8,417,407


                                              Employer Contributions
                                           1996         1995         1994

    Cambridge Electric Light Company   $  310,388   $  317,289   $  325,109
    Canal Electric Company                260,990      258,375      249,749
    Commonwealth Electric Company       1,788,366    1,813,432    1,745,722
    Commonwealth Gas Company            1,108,006    1,439,253    1,447,005
    COM/Energy Services Company           585,299      564,381      534,442
                                       $4,053,049   $4,392,730   $4,302,027

    Participation by employees is voluntary and, effective January 1, 1997, may begin as of the first day of any month by notifying the respective employer in writing on or before the fifteenth day of the preceding month coincident with or next following eligibility. Previously, salary deferral changes were only permitted on a quarterly basis. Of the 2,090 current eligible employees as of December 31, 1996, 2,055 (98.3%) members were participating in the Plan.

(4) Investments

    (a) Investment Funds Descriptions

    The following is a description of the twelve Investment Funds in which a Participant may allocate his or her contributions and matching Employer contributions:

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

    Vanguard Money Market Reserves-Prime Portfolio - A mutual fund that seeks the maximum current income that is consistent with preservation of capital and

<PAGE 30>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

liquidity. Value is added primarily by emphasizing specific issues and sectors of the money market that appear to be attractively priced based upon historical yield spread relationships. Average maturity for the Fund is normally maintained in the range of 30-70 days, and the Fund can own no security with a maturity longer than one year. Such money market instruments include domestic certificates of deposit and bankers' acceptances, commercial paper, U.S. Treasury and Government agency securities and repurchase agreements on such securities and up to 50% of net assets can be invested in Eurodollar certificates of deposit issued by approved U.S. banks.

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

    Vanguard Index Trust-Extended Market Portfolio - A mutual fund that attempts to duplicate the investment results of the broad universe of publicly traded United States stocks not included in the Standard & Poor's 500 Composite Stock Price Index. The Extended Market Portfolio is a market-capitalization-weighted "benchmark portfolio" consisting of more than 4,500 regularly traded stocks that are represented by the Wilshire 4500 Index. The Portfolio will invest in a sample of stocks in the benchmark portfolio selected on the basis of market capitalization, industry weightings and fundamental investment characteristics. Investors are charged a .5% transaction fee (reduced from 1% on January 1, 1995) on shares purchased that is paid directly to the Portfolio.

    Vanguard Explorer Fund - A mutual fund which seeks long-term growth of capital by investing primarily in common stocks of small and emerging growth companies.

<PAGE 31>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    Vanguard LIFEStrategy Funds - Consist of four Portfolios that attempt to maximize total investment return (i.e. capital growth and income), subject to different investment guidelines and asset allocation policies. These Funds invest in other Vanguard mutual funds, representing different combinations of stocks, bonds and reserves, and reflecting varying degrees of investment risk and reward. The four Portfolios are:
    The Income Portfolio seeks to provide current income.
    The Conservative Growth Portfolio seeks to provide current income and low to moderate growth of capital.
    The Moderate Growth Portfolio seeks to provide growth of capital and a reasonable level of current income.
    The Growth Portfolio seeks to provide growth of capital.

    (b) Investment Funds Accounts

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

<PAGE 32>

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

    During the years ended December 31, 1996, 1995 and 1994, the Plan Trustee purchased Common Shares of Commonwealth Energy System, made distributions of Common Shares to Participants and sold Common Shares to accommodate cash distributions as follows:

                       Commonwealth Energy System Common Share Fund
                   Shares                     Shares Sold and Distributed
                 Purchased        Cost        Shares      Aggregate Value

     1996         258,747      $9,134,782     453,158        $8,876,352
     1995         360,946       7,226,244     414,822         5,706,748
     1994         340,408       6,902,558     195,734         2,540,623

     The Plan Trustee also represents a party in interest to the Plan due to the Plan's investments in several Vanguard Funds.

(6)  Loans to Plan Participants

     Participants may request a loan from the Plan for a minimum amount of $1,000. The amount of the loan shall not exceed the lesser of $50,000 or fifty percent (50%) of the balance of the participant's total value in the various funds of the Plan. The interest rate on a loan is based on the prime rate at Bank of Boston on the first day of the quarter preceding the loan request plus one percent. Participants may choose a repayment period of one to five years. For the years 1996, 1995 and 1994, the interest rates ranged from 7% to 10%.

     Effective April 1, 1996, eligible Participants have the option of securing a second loan from the Plan including requests for up to a thirty
(30) year loan to purchase a primary residence. Prior to that date, Participants were restricted to one outstanding loan at any one time.

(7)  Reportable Transactions

     Under ERISA, transactions which, individually or in the aggregate with the same issuer, exceed 5% of the current value of Plan assets at the beginning of the Plan year are "reportable transactions." Details of these reportable transactions are set forth in Schedule II of this report.

<PAGE 33>

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

                               DECEMBER 31, 1996

                                                                Market Value
Name of Issuer and                   Number of                   at End of
     Title of Issue               Shares or Units      Cost        Period

Commonwealth Energy System
     Common Share Fund:

   Common Shares of
     Beneficial Interest -
     Commonwealth Energy System*        3,188,493  $ 46,916,680  $ 74,929,586

   Temporary Investments -
     Vanguard Money Market
       Reserves - Prime Portfolio*        131,517       131,517       131,517
                                                     47,048,197    75,061,103
Vanguard Funds*:

   Money Market Reserves-
     Prime Portfolio                   28,548,919    28,548,919    28,548,919
   Windsor II                           3,613,308    61,766,141    86,105,135
   Fixed Income Securities Fund-
     Short-Term Corporate Portfolio       532,680     5,743,978     5,726,307
   Wellington                           1,417,307    30,437,450    37,062,570
   International Growth Portfolio         561,572     8,137,088     9,243,462
   Index Trust-
     Extended Market Portfolio            192,034     4,376,105     5,029,383
   Vanguard Explorer Fund                  42,962     2,360,443     2,312,633
   Vanguard LIFEStrategy Fund -
     Income Portfolio                      22,930       267,506       264,846
   Vanguard LIFEStrategy Fund -
     Conservative Growth Portfolio         14,797       179,468       179,641
   Vanguard LIFEStrategy Fund -
     Moderate Growth Portfolio             53,095       692,187       688,642
   Vanguard LIFEStrategy Fund -
     Growth Portfolio                      43,018       571,071       588,480
     Total Vanguard Funds                           143,080,356   175,750,018

     Total Investments                             $190,128,553  $250,811,121

Loans to Participants                              $  9,548,801  $  9,548,801

   * Represent parties in interest to the Plan

         The accompanying notes are an integral part of this schedule.

<PAGE 34>

Schedule II

                                                   Employer Identification
                                                      Number: 04-1662010
                                                   Plan Number: 091187


                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          REPORTABLE TRANSACTIONS (a)

                     FOR THE YEAR ENDED DECEMBER 31, 1996



                                            Number of        Cost of
PURCHASES                                   Purchases         Asset

Vanguard Money Market Reserves-
   Prime Portfolio (b)                         210         $19,054,544

Vanguard Windsor II Fund (b)                   210          19,001,432

Vanguard Wellington Fund (b)                   174           9,872,135




                                  Number of       Proceeds          Gain on
SALES                               Sales        from Sales          Sales

Vanguard Money Market Reserves-
   Prime Portfolio (b)               216         $17,818,107      $    -

Vanguard Windsor II Fund (b)         205          12,205,764         892,747

Vanguard Wellington Fund (b)         187           6,174,856         212,439



(a) Fund investments with total transactions exceeding 5% of beginning Plan assets.
(b) Represent parties in interest to the Plan












         The accompanying notes are an integral part of this schedule.