Form 10-Q
period 1997-03-31
COMMONWEALTH ENERGY SYSTEM
filed 1997-05-14
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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

                                                   Outstanding at
         Class of Common Stock                      May 1, 1997

      Common Shares of Beneficial
      Interest, $2 par value                       21,531,784 shares
<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)


                                                    March 31,    December 31,
                                                      1997           1996
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1,153,807   $1,150,818
  Gas                                                  359,764      357,403
  Other                                                 66,500       66,365
                                                     1,580,071    1,574,586
  Less - Accumulated depreciation and
           amortization                                549,674      536,041
                                                     1,030,397    1,038,545
  Add - Construction work in progress
          and nuclear fuel in process                    8,811        7,082
                                                     1,039,208    1,045,627

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           13,441       10,046
  Other investments                                         28        3,349
                                                        13,469       13,395

CURRENT ASSETS
  Cash                                                   7,429        1,495
  Accounts receivable                                  134,042      117,008
  Unbilled revenues                                     19,219       31,698
  Inventories, at average cost                          15,786       31,525
  Prepaid taxes and other                               10,975       14,765
                                                       187,451      196,491

DEFERRED CHARGES
  Regulatory assets                                    153,198      154,291
  Other                                                 20,894       19,151
                                                       174,092      173,442

                                                    $1,414,220   $1,428,955



                            See accompanying notes.
<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)
                                                    March 31,  December 31,
                                                       1997        1996
                                                    (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,531,784 in 1997 and
        21,529,676 in 1996                          $   43,064   $   43,059
    Amounts paid in excess of par value                111,746      111,685
    Retained earnings                                  278,593      260,950
                                                       433,403      415,694
  Redeemable preferred shares, less current
    sinking fund requirements                           12,960       13,020
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        354,262      355,305
                                                       800,625      784,019

CAPITAL LEASE OBLIGATIONS                               12,406       12,346

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              88,100      118,475
    Maturing long-term debt                             14,260       14,260
                                                       102,360      132,735

  Other Current Liabilities -
    Current sinking fund requirements                    9,525        8,473
    Accounts payable                                    80,378       90,269
    Accrued taxes                                       33,403       16,970
    Other                                               52,678       53,835
                                                       175,984      169,547
                                                       278,344      302,282

DEFERRED CREDITS
  Accumulated deferred income taxes                    171,190      174,877
  Unamortized investment tax credits
     and other                                         151,655      155,431
                                                       322,845      330,308

COMMITMENTS AND CONTINGENCIES

                                                    $1,414,220   $1,428,955


                            See accompanying notes.
<PAGE 4>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)

                                                        1997       1996
                                                     (Unaudited)

OPERATING REVENUES
  Electric                                            $176,804     $167,678
  Gas                                                  132,267      123,723
  Steam and other                                        7,119        7,213
                                                       316,190      298,614
OPERATING EXPENSES
  Fuel and purchased power                             106,259       99,019
  Cost of gas sold                                      72,110       61,613
  Other operation and maintenance                       60,594       61,253
  Depreciation                                          15,512       14,667
  Taxes -
    Local property and other                             9,149        8,534
    Federal and state income                            16,674       17,397
                                                       280,298      262,483
OPERATING INCOME                                        35,892       36,131

OTHER INCOME                                               649        2,491

INCOME BEFORE INTEREST CHARGES                          36,541       38,622

INTEREST CHARGES
  Long-term debt                                         8,404        9,372
  Other interest charges                                 1,805        1,448
  Allowance for borrowed funds
    used during construction                               (68)        (105)
                                                        10,141       10,715
NET INCOME                                              26,400       27,907
  Dividends on preferred shares                            252          267
EARNINGS APPLICABLE TO COMMON SHARES                  $ 26,148     $ 27,640

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         21,530,378   21,529,676

EARNINGS PER COMMON SHARE                                $1.21        $1.28

DIVIDENDS DECLARED PER COMMON SHARE                      $.395        $.385







                            See accompanying notes.
<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)

                                                       1997        1996
                                                    (Unaudited)

OPERATING ACTIVITIES
  Net income                                        $ 26,400     $ 27,907
  Effects of noncash items -
    Depreciation and amortization                     19,993       17,583
    Deferred income taxes and investment
      tax credits, net                                 2,082         (270)
    Earnings from corporate joint ventures              (456)        (457)
  Dividends from corporate joint ventures                382           90
  Change in working capital, exclusive of cash
    and interim financing                             21,411        6,706
  All other operating items                          (14,446)       2,021
Net cash provided by operating activities             55,366       53,580

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                        (5,851)      (8,172)
      Gas                                             (2,626)      (1,381)
      Other                                             (651)        (135)
  Allowance for borrowed funds used during
    construction                                         (68)        (105)
Net cash used for investing activities                (9,196)      (9,793)

FINANCING ACTIVITIES
  Sale of common shares                                  -             32
  Payment of dividends                                (8,757)      (8,556)
  Payment of short-term borrowings                   (30,375)     (33,725)
  Sinking funds payments                              (1,104)      (1,104)
Net cash used for financing activities               (40,236)     (43,353)
Net increase in cash                                   5,934          434
Cash at beginning of period                            1,495        4,319
Cash at end of period                               $  7,429     $  4,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $  9,627     $  9,505
    Income taxes                                    $  4,112     $  9,986





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

        The system has 1,968 regular employees including 1,163 (59%) represented by various collective bargaining units. A contract with a bargaining unit representing approximately 5% of regular employees that was scheduled to expire in May 1997 was ratified in April 1997 and is effective through June 1, 2001.

    Accounting Policies

    (a) Principles of Accounting

        The system's significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the system follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

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

        The unaudited financial statements for the periods ended March 31, 1997 and 1996, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulated subsidiaries of the System have established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, regulatory liabilities established by the system are required to be refunded to customers over time. Effective January 1, 1996, the system adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the system's financial position upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the system's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected under cost-based ratemaking for the system's remaining regulated operations. In addition, the system would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. However, on December 30, 1996, the DPU issued an order containing "Model Rules" for industry restructuring that management believes would essentially allow full recovery of stranded costs. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges were as follows:
                                                      March 31,   December 31,
                                                        1997          1996
                                                      (Dollars in Thousands)
        Connecticut Yankee unrecovered plant and
           decommissioning costs                       $ 34,051    $ 35,879
        Postretirement benefits costs including
           pensions                                      25,620      25,051
        Fuel charge stabilization                        24,931      21,504
        Power contract buy-out                           20,020      20,794
        Deferred income taxes                            13,638      13,597
        FERC Order 636 transition costs                   8,623       9,680
        Yankee Atomic unrecovered plant and
           decommissioning costs                          7,242       7,798
        Seabrook related costs                            5,443       6,262
        Other                                            13,630      13,726
                                                       $153,198    $154,291
<PAGE 8>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        On April 15, 1997, the DPU issued an accounting ruling allowing Commonwealth Gas to include in cost-of-service postretirement benefits costs and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years beginning in April 1997.

        The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets and related to deferred income taxes, were $16.8 million and $17.7 million at March 31, 1997 and December 31, 1996, respectively.

(3) Commitments and Contingencies

        Construction Program

        The system is engaged in a continuous construction program presently estimated at $298 million for the five-year period 1997 through 2001. Of that amount, $68.2 million is estimated for 1997. The program is subject to periodic review and revision.
<PAGE 9>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Financial Condition

        Capital resources of the System and its subsidiaries are derived principally from retained earnings. Supplemental interim funds are borrowed on a short-term basis and, when necessary, replaced with new equity and/or debt issues through permanent financing secured on an individual company basis. The system purchases 100% of all subsidiary common stock issues and provides, to the extent possible, a portion of the subsidiaries' short-term financing needs. These capital resources provide the funds required for the subsidiary companies' construction programs, current operations, debt service and other capital requirements.

        For the first three months of 1997, cash flows from operating activities amounted to approximately $55.4 million and reflect net income of $26.4 million and noncash items including depreciation of $15.5 million, $4.5 million in amortization and deferred income taxes (net of investment tax credits). The change in working capital since December 31, 1996, exclusive of cash and interim financing, amounted to $21.4 million and had a positive impact on cash flows from operating activities, reflecting lower inventory levels ($15.7 million), unbilled revenues ($12.5 million) and prepaid taxes ($5.2 million), coupled with a higher level of accrued taxes ($16.4 million). These factors were offset, in part, by a higher level of accounts receivable ($17.0 million) and a decline in accounts payable ($9.9 million).

        Construction expenditures for the first three months of 1997 were approximately $9.2 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($8.8 million) and the payment of short-term borrowings ($30.4 million) were funded entirely with internally-generated funds.

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


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1997 and 1996 and unit sales for these periods are shown below:

                                                         Three Months
                                                        Ended March 31,
                                                         1997 and 1996
                                                      Increase (Decrease)
                                                    (Dollars in Thousands)

Operating Revenues -
  Electric                                            $ 9,126       5.4 %
  Gas                                                   8,544       6.9
  Steam and other                                         (94)     (1.3)
                                                       17,576       5.9

Operating Expenses -
  Fuel and purchased power                              7,240       7.3
  Cost of gas sold                                     10,497      17.0
  Other operation and maintenance                        (659)     (1.1)
  Depreciation                                            845       5.8
  Taxes -
    Local property and other                              615       7.2
    Federal and state income                             (723)     (4.2)
                                                       17,815       6.8

Operating Income                                         (239)     (0.7)

Other Income                                           (1,842)    (73.9)

Income Before Interest Charges                         (2,081)     (5.4)

Interest Charges                                         (574)     (5.4)

Net Income                                             (1,507)     (5.4)

Dividends on preferred shares                             (15)     (5.6)

Earnings Applicable to Common Shares                  $(1,492)     (5.4)

Unit Sales -
  Electric - Megawatthours (MWH)
    Retail                                               (184)      -
    Wholesale                                         424,886      56.8
                                                      424,702      22.1

  Gas - Billions of British Thermal Units (BBTU)
    Firm                                                 (937)     (5.2)
    Interruptible and other                               505      67.0
                                                         (432)     (2.3)
<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The following is a summary of electric and gas unit sales for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                       1997          1996
Electric Sales - MWH
  Residential                                          474,051      486,024
  Commercial                                           589,588      583,724
  Industrial                                            99,772       94,051
  Other                                                  6,665        6,461
       Total retail sales                            1,170,076    1,170,260
  Wholesale to other systems                         1,173,334      748,448
       Total                                         2,343,410    1,918,708

Gas Sales - BBTU
  Residential                                            9,882       10,424
  Commercial                                             4,850        5,130
  Industrial                                             1,573        1,674
  Other                                                    952          966
       Total firm sales                                 17,257       18,194
  Off-system sales                                         797          249
  Quasi-firm sales                                           3          140
  Interruptible sales                                      451          357
       Total                                            18,508       18,940

  Electric Revenues, Fuel and Purchased Power Costs

         For the first quarter of 1997, electric operating revenues increased approximately $9.1 million or 5.4% mainly due to higher fuel and purchased power costs ($7.2 million) and an increase in conservation and load management (C&LM) costs ($1.8 million).

         Fuel and purchased power costs increased during the first quarter by approximately $7.2 million or 7.3% primarily due to higher wholesale unit sales attributable to the increased availability of Canal Electric Company's Units 1 and 2 reflecting the timing of both scheduled and unscheduled maintenance in 1996. Also contributing to the increase was higher fuel and replacement power costs reflecting the permanent shutdown of the Connecticut Yankee nuclear unit during 1996 and the absence of power from the Maine Yankee nuclear unit which remained out of service during the current quarter while repair work continues.

  Gas Revenues and Cost of Gas Sold

         For the first three months of 1997, gas operating revenues increased approximately $8.5 million or 6.9% due primarily to a higher level of cost of gas sold ($10.5 million) offset, in part, by lower firm unit sales ($1.3 million), and a lower level of C&LM costs ($874,000).
<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The decrease in unit sales to firm customers reflects the impact of the milder weather conditions experienced during the first quarter on all customer segments. For the current quarter, heating degree days totaled 2,965 compared to 3,324 for the same period in 1996, a decrease of nearly 11% and 7% below normal. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

         For the first three months of 1997, other operation and maintenance decreased 1.1% or $659,000 reflecting the reversal of an accrual relating to a vacation time adjustment for Commonwealth Gas relating to a 1996 labor dispute ($814,000) and a lower provision for bad debts ($513,000) offset, in part, by higher C&LM costs ($952,000).

         Depreciation expense increased 5.8% or $845,000 due to a higher level of depreciable plant. The $615,000 (7.2%) increase in local property and other taxes was due to an increase in the state unemployment tax rate for Commonwealth Gas related to the 1996 labor dispute and higher property tax rates and assessments within the system's service territory. Federal and state income taxes decreased $723,000 (4.2%) and reflect the level of pretax income.

  Other Income and Interest Charges

         For the first quarter of 1997, other income decreased by $1.8 million (73.9%) due primarily to the absence of the 1996 reversal of a reserve for costs associated with Canal Electric's postretirement benefits following Federal Energy Regulatory Commission acceptance of rate schedules which provided for the recovery of these costs over a six-month period that began in March 1996.

         Total interest charges for the current quarter decreased 5.4% or $574,000 due to scheduled sinking fund payments and maturing long-term debt offset, in part, by a higher level of short-term borrowings. Short-term interest rates were approximately 5.6% for both periods.

  Electric Industry Restructuring

         In August 1995, the DPU issued an order calling for the restructur-ing of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a draft order containing proposed rules for implementing electric industry restructuring, and on December 30, 1996 the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring have also been filed by the Governor of the Commonwealth of Massachusetts, on February 24, 1997, and by the Massachusetts Legislature's own Joint Committee on Electric Utility Restructuring (the Committee), on March 20, 1997. Each of the plans proposed by the DPU, the Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.
<PAGE 13>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU.
  Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at spot market price.

         In some regulatory jurisdictions, changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other costs previously approved by regulators and included in current rates. These potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs which are significant to the system relates to above market purchased power contracts with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets.

         The Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchase power contracts. The bill authorizes the Massachusetts Industrial Finance Agency
<PAGE 14>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

         The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmission and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the system submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increasing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the Governor and the Committee.

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

         The system has engaged in preliminary settlement discussions with the Attorney General and has provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the system would file a full restructuring plan with the DPU.

         On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets and entitlements. The process will include a standard, sealed-bid auction for generation assets and an ascending-bid auction for power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost
<PAGE 15>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery.

         As described in Note 2(b) of the Notes to Condensed Financial Statements, the system complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the system is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The system periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance on this issue is expected
  in the near future.   Based on the current evaluation of the various
  factors and conditions that are expected to impact future cost recovery, the system believes that its regulatory assets, including those related to generation, are probable of future recovery.

  Environmental Matters

         Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. In April, Commonwealth Gas recorded an additional liability and corresponding regulatory asset of $1.2 million due to an increase in the site clean-up cost estimate for an MGP site for which Commonwealth Gas was previously cited as a Potentially Responsible Party. The DPU has approved recovery of costs associated with MGP sites. Commonwealth Gas is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the System's 1996 Annual Report on Form 10-K.

  New Accounting Standard

         The System is required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" for the year ended December 31, 1997. SFAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Diluted EPS reflects the possible impact on EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
<PAGE 16>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  The System issued potential awards in the form of common shares to certain key employees pursuant to its Long Term Incentive Compensation Plan during the first quarter of 1997. If SFAS 128 had been adopted for the quarter ended March 31, 1997, both basic and diluted EPS would be $1.21.
<PAGE 17>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including Cambridge Electric as an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology involving a DPU decision approving a customer transition charge for the recovery of stranded investment costs. While no schedule is set for a decision from the SJC, Cambridge Electric anticipates a decision sometime in the second quarter of 1997. This issue is discussed more fully in the System's 1996 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 1, 1997.

       (b) The three nominees, Kevin C. Bryant, Franklin M. Hundley and Gerald L. Wilson, listed in the System's Notice of 1997 Annual Meeting and Proxy Statement dated March 28, 1997 were elected to the Board of Trustees of Commonwealth Energy System.

Item 5.     Other Information

            Kevin C. Bryant was elected to the System's Board of Trustees effective May 1, 1997. Mr. Bryant, age 36, is currently Regional President for BankBoston based in Fall River, Massachusetts. Mr. Bryant is a graduate of Babson College and also serves on the board of several community and civic groups.

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1997.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the three months ended March 31, 1996.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1997.
<PAGE 18>


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




Date:  May 14, 1997