Form 10-Q
period 1997-06-30
COMMONWEALTH ENERGY SYSTEM
filed 1997-08-14
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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

                                                   Outstanding at
         Class of Common Stock                     August 1, 1997

      Common Shares of Beneficial
      Interest, $2 par value                       21,531,784 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)


                                                     June 30,    December 31,
                                                       1997          1996
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1,157,959   $1,150,818
  Gas                                                  362,292      357,403
  Other                                                 67,883       66,365
                                                     1,588,134    1,574,586
  Less - Accumulated depreciation and
           amortization                                561,230      536,041
                                                     1,026,904    1,038,545
  Add - Construction work in progress
          and nuclear fuel in process                   11,272        7,082
                                                     1,038,176    1,045,627

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           10,553       10,046
  Other investments                                      3,905        3,349
                                                        14,458       13,395

CURRENT ASSETS
  Cash                                                   4,348        1,495
  Accounts receivable                                   99,524      117,008
  Unbilled revenues                                     21,521       31,698
  Inventories, at average cost                          24,130       31,525
  Prepaid taxes and other                               13,547       14,765
                                                       163,070      196,491

DEFERRED CHARGES
  Regulatory assets                                    150,541      154,291
  Other                                                 26,837       19,151
                                                       177,378      173,442

                                                    $1,393,082   $1,428,955



                            See accompanying notes.

<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    June 30,    December 31,
                                                      1997          1996
                                                   (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,531,784 in 1997 and
        21,526,676 in 1996                          $   43,064   $   43,059
    Amounts paid in excess of par value                111,801      111,685
    Retained earnings                                  268,479      260,950
                                                       423,344      415,694
  Redeemable preferred shares, less current
    sinking fund requirements                           12,770       13,020
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        344,806      355,305
                                                       780,920      784,019

CAPITAL LEASE OBLIGATIONS                               12,465       12,346

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              91,825      118,475
    Maturing long-term debt                             10,000       14,260
                                                       101,825      132,735

  Other Current Liabilities -
    Current sinking fund requirements                    8,473        8,473
    Accounts payable                                    72,522       90,269
    Accrued taxes                                        5,905       16,970
    Other                                               82,136       53,835
                                                       169,036      169,547
                                                       270,861      302,282

DEFERRED CREDITS
  Accumulated deferred income taxes                    183,092      174,877
  Unamortized investment tax credits
     and other                                         145,744      155,431
                                                       328,836      330,308

COMMITMENTS AND CONTINGENCIES

                                                    $1,393,082   $1,428,955

                            See accompanying notes.

<PAGE 4>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

(Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                   Three Months Ended      Six Months Ended
                                    1997        1996       1997        1996
OPERATING REVENUES
  Electric                         $157,251   $150,750    $334,055   $318,428
  Gas                                60,930     68,033     193,197    191,756
  Steam and other                     3,763      3,884      10,882     11,097
                                    221,944    222,667     538,134    521,806

OPERATING EXPENSES
  Fuel and purchased power           85,786     77,930     192,045    176,769
  Cost of gas sold                   30,627     38,193     102,737     99,806
  Other operation and maintenance    79,593     64,915     140,187    126,168
  Depreciation                       12,808     11,844      28,320     26,511
  Taxes -
    Federal and state income         (1,280)     5,491      15,394     22,888
    Local property and other          6,617      5,853      15,766     14,387
                                    214,151    204,046     494,449    466,529

OPERATING INCOME                      7,793     18,621      43,685     54,752

OTHER INCOME                            981      1,242       1,630      3,733

INCOME BEFORE INTEREST CHARGES        8,774     19,863      45,315     58,485

INTEREST CHARGES
  Long-term debt                      8,385      8,858      16,789     18,230
  Other interest charges              1,813      1,618       3,618      3,066
  Allowance for borrowed funds
    used during construction            (90)       (76)       (158)      (181)
                                     10,108     10,400      20,249     21,115
NET INCOME (LOSS)                    (1,334)     9,463      25,066     37,370
  Dividends on preferred shares         251        267         503        534
EARNINGS (LOSS) APPLICABLE
  TO COMMON SHARES                 $ (1,585)  $  9,196    $ 24,563   $ 36,836
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             21,531,784 21,529,676  21,530,144 21,529,676

EARNINGS (LOSS) PER COMMON SHARE      $(.07)     $ .43       $1.14      $1.71
DIVIDENDS DECLARED PER
  COMMON SHARE                        $.395      $.385       $.395      $.385



                            See accompanying notes.

<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

(Dollars in thousands)
                                  (Unaudited)

                                                         1997         1996

OPERATING ACTIVITIES
  Net income                                           $ 25,066     $ 37,070
  Effects of noncash items -
    Depreciation and amortization                        35,267       32,225
    Deferred income taxes and investment
      tax credits, net                                   (1,283)         190
    Earnings from corporate joint ventures                 (870)        (892)
  Dividends from corporate joint ventures                   382          525
  Change in working capital, exclusive of cash
    and interim financing                                35,763       (1,135)
  All other operating items                             (10,403)      (9,284)
Net cash provided by operating activities                83,922       58,999

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                          (12,812)     (19,123)
      Gas                                                (6,758)      (3,233)
      Other                                                (921)        (253)
  Equity investment in corporate joint venture             (575)          -
  Allowance for borrowed funds used during
    construction                                           (158)        (181)
Net cash used for investing activities                  (21,224)     (22,790)

FINANCING ACTIVITIES
  Sale of common shares                                      -            32
  Payment of dividends                                  (17,537)     (17,112)
  Proceeds from (payment of) short-term borrowings      (26,650)       4,150
  Long-term debt issues refunded                        (14,260)     (23,230)
  Sinking funds payments                                 (1,398)      (1,385)
Net cash used for financing activities                  (59,075)     (37,545)
Net increase (decrease) in cash                           2,853       (1,336)
Cash at beginning of period                               1,495        4,319
Cash at end of period                                  $  4,348     $  2,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 19,550     $ 19,785
    Income taxes                                       $ 16,933     $ 17,173




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

        The system has 1,915 regular employees including 1,130 (59%) represented by various collective bargaining units. A contract with a collective bargaining unit representing approximately 5% of regular employees that was scheduled to expire in May 1997 was ratified in April 1997 and is effective through June 1, 2001.

        During the second quarter of 1997, the system initiated a voluntary personnel reduction program. For additional information, see the "Personnel Reduction Program" section under Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Significant Accounting Policies

    (a) Principles of Accounting

        The system's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the system follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

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

        The unaudited financial statements for the periods ended June 30, 1997 and 1996, reflect, in the opinion of the System, all adjustments (consist-ing of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Financial Condition and Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

<PAGE 7>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy, Commonwealth Gas' seasonal rate structure and the accrual of the costs associated with the aforementioned personnel reduction program.

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

<PAGE 8>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The principal regulatory assets included in deferred charges were as follows:

                                                      June 30,    December 31,
                                                        1997          1996
                                                      (Dollars in Thousands)
        Connecticut Yankee unrecovered plant and
           decommissioning costs                       $ 30,585    $ 35,879
        Fuel charge stabilization                        29,508      21,504
        Postretirement benefits costs including
           pensions                                      24,810      25,051
        Power contract buy-out                           19,236      20,794
        Deferred income taxes                            13,679      13,597
        FERC Order 636 transition costs                   8,054       9,680
        Yankee Atomic unrecovered plant and
           decommissioning costs                          6,673       7,798
        Seabrook related costs                            5,056       6,262
        Other                                            12,940      13,726
                                                       $150,541    $154,291

        On April 15, 1997, the DPU issued an accounting ruling allowing Commonwealth Gas to include in cost-of-service postretirement benefits costs and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years beginning in April 1997.

        The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets and related to deferred income taxes, were $16 million and $17.7 million at June 30, 1997 and December 31, 1996, respectively.

(3) Commitments and Contingencies

        (a) Construction Program

        The system is engaged in a continuous construction program presently estimated at $298 million for the five-year period 1997 through 2001. Of that amount, $68.2 million is estimated for 1997. The program is subject to periodic review and revision.

        (b) Maine Yankee Nuclear Power Plant

        Cambridge Electric has a 4% equity ownership interest (approximately $3 million at June 30, 1997), with a power entitlement of 31.2 MW, in a nuclear power plant located in Wiscasset, Maine. The plant, operated by Maine Yankee Atomic Power Company (Maine Yankee), experienced two outages during 1996 and has remained out of service since the second outage which began in December of 1996. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and begin the process of decommissioning the plant. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with

<PAGE 9>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    closing and decommissioning the plant. Maine Yankee is in the process of developing an updated decommissioning cost estimate and expects to file a revised decommissioning cost study with FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the plant. As a result, Cambridge Electric is unable to determine its obligation to Maine Yankee at this time. Based upon regulatory precedent, Maine Yankee believes that it would continue to collect from its power purchasers (including Cambridge Electric) decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remaining period of the plant's operating license that expires in 2008. Cambridge Electric does not believe the ultimate outcome of the early closing of this plant would have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level. Therefore, Cambridge Electric will record a liability for its estimated share of decommissioning costs and a corresponding regulatory asset in the third quarter.

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

        During the first half of 1997, cash flows from operating activities amounted to $83.9 million and reflect net income of $25.1 million and noncash items including depreciation of $28.3 million and $5.3 million in amortization and deferred income taxes. Working capital since December 31, 1996, exclusive of cash and interim financing, increased $35.8 million reflecting lower levels of accounts receivable ($17.5 million) and unbilled revenues ($10.2 million), a decrease in prepaid taxes (9.1 million), lower inventory levels ($7.4 million), an increase in refundable gas costs ($10.9 million) and an accrual relating to a voluntary personnel reduction program ($16.4 million) that is detailed later in this section. These increases were offset by lower levels of accounts payable ($17.7 million), accrued taxes ($11 million) and other assets ($7.9 million).

        Construction expenditures for the first half of 1997 were approxi-mately $21.2 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($17.5 million), the refunding of long-term debt ($14.3 million) and the payment of short-term borrowings ($26.7 million) were funded entirely with internally-generated funds.

        On June 12, 1997, Commonwealth Gas received approval from the DPU for a proposed financing plan which includes $35 million of long-term debt. The proceeds from this financing, which is expected to be completed in the third quarter, will be used to repay short-term debt incurred for the purpose of temporarily financing additions to property, plant and equipment and for general working capital needs.

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

<PAGE 11>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        A summary of the period to period changes in the principal items included in the accompanying condensed statements of income for the three and six-month periods ended June 30, 1997 and 1996 and unit sales for these periods is shown below:

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                          1997 and 1996        1997 and 1996
                                                 Increase (Decrease)
                                               (Dollars in thousands)
  Operating Revenues -
      Electric                           $ 6,501      4.3%    $15,627     4.9%
      Gas                                 (7,103)   (10.4)      1,441     0.8
      Steam and other                       (121)    (3.1)       (215)   (1.9)
                                            (723)    (0.3)     16,853     3.2

  Operating Expenses -
      Fuel and purchased power             8,036     10.3      15,276     8.6
      Cost of gas sold                    (7,556)   (19.8)      2,931     2.9
      Other operation and maintenance     14,678     22.6      14,019    11.1
      Depreciation                           964      8.1       1,809     6.8
      Taxes -
         Federal and state income         (6,771)  (123.3)     (7,494)  (32.7)
         Local property and other            764     13.1       1,379     9.6
                                          10,105      5.0      27,920     6.0

  Operating Income                       (10,828)   (58.1)    (11,067)  (20.2)

  Other Income                              (261)   (21.1)     (2,103)  (56.3)

  Income Before Interest Charges         (11,089)   (55.8)    (13,170)  (22.5)

  Interest Charges                          (292)    (2.8)       (866)   (4.1)

  Net Income                             (10,797)  (114.1)    (12,304)  (32.9)

  Dividends on preferred shares              (16)    (6.0)        (31)   (5.8)

  Earnings Applicable to Common Shares  $(10,781)  (117.2)   $(12,273)  (33.3)

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                               9,119      0.8       8,935     0.4
      Wholesale                          110,161     18.8     535,047    40.1
                                         119,280      7.0     543,982    15.0

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                   (98)    (1.4)     (1,035)   (4.1)
      Interruptible and other               (399)   (25.2)        106     4.5
                                            (497)    (5.9)       (929)   (3.4)

<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and six-month periods ended June 30, 1997 and 1996:

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1997      1996         1997      1996
  Electric Sales - MWH
      Residential                   420,714    417,715     894,765    903,739
      Commercial                    601,114    596,162   1,190,702  1,179,886
      Industrial                    110,245    109,225     210,017    203,276
      Other                           5,256      5,108      11,921     11,569
         Total retail sales       1,137,329  1,128,210   2,307,405  2,298,470
      Wholesale sales               697,163    587,002   1,870,497  1,335,450
         Total                    1,834,492  1,715,212   4,177,902  3,633,920

  Gas Sales - BBTU
      Residential                     3,775      3,719      13,657     14,143
      Commercial                      1,914      1,942       6,764      7,072
      Industrial                        697        857       2,270      2,531
      Other                             418        384       1,370      1,350
         Total firm sales             6,804      6,902      24,061     25,096
      Off-system sales                  735        704       1,532        953
      Quasi-firm sales                   23        361          26        485
      Interruptible sales               428        520         879        893
         Total                        7,990      8,487      26,498     27,427


  Electric Operating Revenues, Fuel and Purchased Power Costs

      Electric operating revenues increased $6.5 million (4.3%) and $15.6 million (4.9%) during the current quarter and first half of 1997 due mainly to higher fuel and purchased power costs ($8 million and $15.3 million, respectively).

      Fuel and purchased power increased approximately $8 million (10.3%) and $15.3 million (8.6%) during the current quarter and first half of 1997 due primarily to higher wholesale unit sales reflecting the increased availability of Canal Electric Company's Units 1 and 2 and higher costs for replacement power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which remained out of service during the first half of 1997.

  Gas Operating Revenues and Cost of Gas Sold

      During the current quarter, gas operating revenues decreased $7.1 million (10.4%) due primarily to a decrease in the cost of gas sold ($7.6 million) and a lower level of conservation and load management costs ($1.1 million). Gas operating revenues for the first half of 1997 increased approximately $1.4 million (0.8%) due mainly to a $2.9 million increase in the cost of gas sold offset by a decrease in C&LM costs ($2 million). Revenues for both the current quarter and year-to-date period also include the recognition of margins earned on off-system contracts ($644,000).

<PAGE 13>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The decrease in unit sales to firm customers during the current quarter (1.4%) and first half of 1997 (4.1%) reflects the milder weather conditions experienced during the year. The fluctuations in interruptible and other non-firm sales reflect the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

      For the current quarter and first half of 1997, other operation and maintenance increased approximately $14.7 million (22.6%) and $14 million (11.1%) reflecting the impact of a one-time charge related to the personnel reduction program ($17.7 million) as further discussed below and storm damage costs in connection with an April 1 blizzard ($2.0 million). The impact of these factors was partially offset by the absence of costs related to the 1996 labor dispute ($1.7 million) and, in the current quarter, a decline in insurance and employee benefit costs ($709,000) and lower C&LM costs ($593,000). The increase in the first half of 1997 was also somewhat offset by a reduction in insurance and employee benefit costs ($645,000).

      Depreciation expense increased $964,000 (8.1%) and $1.8 million (6.8%) during the current three and six-month periods due primarily to a higher level of depreciable plant, particularly Canal Unit 1. Federal and state income taxes decreased significantly during the current periods due mainly to the lower level of taxable income. Local property and other taxes were higher during both periods due to higher property tax rates and assessments within the system's service territory and an increase in the state unemployment tax rate for Commonwealth Gas related to the 1996 labor dispute.

  Other Income and Interest Charges

      During the current quarter and first half of 1997, other income decreased $261,000 and $2.1 million as compared to the same periods in 1996 partly due to the absence of a gain relating to the 1996 sale of parcels of land. The decline in the first half of 1997 is also due to the absence of the 1996 reversal of a reserve for costs associated with Canal Electric's postretirement benefits.

      The declines in total interest charges for the current three and six-month periods mainly reflect maturing long-term debt and scheduled sinking fund payments partially offset by higher levels of short-term borrowings at slightly higher interest rates.

  Personnel Reduction Program

      As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the System announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System's companies. This action follows the recent management consolidation of the system's electric and gas operations. The expectation is that the workforce will be reduced by 15% to 20%.

<PAGE 14>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The PRP is offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements is subject to negotiation. The election period is from May 13 through August 29, 1997. The system reserves the right to limit the number of participants in the program to 300; however, the system expects the final participation level to exceed this amount.

      The program provides severance based on years of service, the continuation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

      Currently, approximately 17% of the system's employees have applied for the PRP. The system estimates the cost of termination benefits as described above, excluding generation-related costs that are being addressed separately as part of the industry restructuring process, will approximate $17.7 million which was recorded in the second quarter and had an after-tax income impact of approximately $10.7 million ($.50 per common share). The payback period is expected to be less than one year.

  Electric Industry Restructuring

      On December 30, 1996, the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the former
  Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's Joint Committee on Electric Utility Restructuring (the Committee) on March 20, 1997. Each of the plans proposed by the DPU, the former Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

      In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU, which is known as standard offer service. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at spot market prices.

<PAGE 15>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      In some regulatory jurisdictions, changes in the electric industry could reduce the opportunity that currently exists for electric companies to recover their investment in generating plant and other costs previously approved by regulators and included in current rates. These potential losses, which may result from subjecting electric company generation to the pressures of a competitive market, are typically referred to as "stranded costs." The single largest component of stranded costs, which are significant to the system, relates to above-market purchased power contracts with non-utility generators. However, the DPU has concluded that it is in the public interest to provide electric companies a reasonable opportunity to collect net, non-mitigable stranded costs. The DPU has proposed that stranded costs associated with owned generation facilities, regulatory assets, and purchased power obligations be collected over the expected economic life of the generating facility, the current amortization schedule of the regulatory asset, or the contractual term of the purchased power obligation, respectively. The DPU's proposal requires that any stranded cost recovery for an electric utility be subject to mitigation efforts to reduce embedded costs over time. The Model Rules specify that mitigation should include such measures as sales of capacity and energy from owned generation, renegotiation or buy-out of purchased power contracts, and sales and voluntary writedowns of assets.

      The former Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The former Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchased power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and
  (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

      The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmission and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only

<PAGE 16>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the system submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increasing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the former Governor and the Committee.

      During the last several months, three Massachusetts electric utilities announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a 10% reduction in customers' bills and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

      The system has recently engaged in formal settlement discussions with the Attorney General and has provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the system would file a full restructuring plan with the DPU.

      On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets and entitlements. The process will include a standard, sealed-bid auction for generation assets and purchased power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. The system anticipates that the bidding process will begin shortly after Labor Day.

  Gas Industry Restructuring

      On July 18, 1997, the DPU requested that the Massachusetts gas utility industry initiate a statewide restructuring. The ten utilities, including Commonwealth Gas, are directed to begin a collaborative process that will establish guiding principles and specific procedures for unbundling rates and services for all customers. The process is required to begin on or before August 15, 1997 and a report is to be submitted to the DPU no later than November 15, 1997.

      The DPU listed six principles that it considers important to the success of a competitive natural gas market that will provide safe and reliable service at the lowest possible cost to customers. The natural gas market would: (1) provide the broadest possible choice; (2) provide all customers with an opportunity to share in the benefits of increased competition; (3) ensure full and fair competition in the gas supply market; (4) functionally separate supply from local distribution services; (5) support and further the goals of environmental regulation; and lastly (6) rely on incentive regulation where a fully competitive market cannot or presently does not exist.

<PAGE 17>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      In addition, the DPU outlined several specific issues that it expects the collaborative to address: (1) services that can be offered on a competitive basis; (2) terms and condition of service; (3) consumer protections and social programs; (4) mitigation of gas-related and non-gas related transition costs; (5) third-party supplier qualifications; and (6) curtailment principles. The DPU also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

  Provisions of Statement of Financial Accounting Standards No. 71

      As described in Note 2(b) of the Notes to Condensed Financial Statements, the system complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the system is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The system periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance on this issue is expected in the near future. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the system believes that its regulatory assets, including those related to electric generation, are probable of future recovery.

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

<PAGE 18>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  New Accounting Standard

      The System is required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" for the year ended December 31, 1997. SFAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Diluted EPS reflects the possible impact on EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The System issued potential awards in the form of common shares to certain key employees pursuant to its Long Term Incentive Compensation Plan during the first quarter of 1997. If SFAS 128 had been adopted for the three and six-months ended June 30, 1997, both basic and diluted EPS would be $(.07) and $1.14, respectively.

<PAGE 19>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including Cambridge Electric as an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology involving a DPU decision approving a customer transition charge for the recovery of stranded investment costs. No schedule has been set for a decision from the SJC. This issue is discussed more fully in the System's 1996 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       None

Item 5.     Other Information

       None

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1997.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the six months ended June 30, 1996.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1997.

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




Date:  August 14, 1997