Form 10-Q
period 1997-09-30
COMMONWEALTH ENERGY SYSTEM
filed 1997-11-14
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

                                                   Outstanding at
         Class of Common Stock                     November 1, 1997

      Common Shares of Beneficial
      Interest, $2 par value                       21,531,784 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)


                                                   September 30, December 31,
                                                       1997          1996
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1,163,660   $1,150,818
  Gas                                                  367,505      357,403
  Other                                                 73,309       66,365
                                                     1,604,474    1,574,586
  Less - Accumulated depreciation and
           amortization                                570,711      536,041
                                                     1,033,763    1,038,545
  Add - Construction work in progress
          and nuclear fuel in process                   12,084        7,082
                                                     1,045,847    1,045,627

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           10,751       10,046
  Other investments                                      3,715        3,349
                                                        14,466       13,395

CURRENT ASSETS
  Cash                                                   5,069        1,495
  Accounts receivable                                   86,210      117,008
  Unbilled revenues                                     19,726       31,698
  Inventories, at average cost                          34,427       31,525
  Prepaid taxes and other                               20,325       14,765
                                                       165,757      196,491

DEFERRED CHARGES
  Regulatory assets                                    184,681      154,291
  Other                                                 26,210       19,151
                                                       210,891      173,442

                                                    $1,436,961   $1,428,955



                            See accompanying notes.

<PAGE 3>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                  September 30, December 31,
                                                      1997          1996
                                                   (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,531,784 in 1997 and
        21,526,676 in 1996                          $   43,064   $   43,059
    Amounts paid in excess of par value                111,838      111,685
    Retained earnings                                  266,861      260,950
                                                       421,763      415,694
  Redeemable preferred shares, less current
    sinking fund requirements                           12,200       13,020
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        379,458      355,305
                                                       813,421      784,019

CAPITAL LEASE OBLIGATIONS                               12,037       12,346

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              61,050      118,475
    Maturing long-term debt                             10,000       14,260
                                                        71,050      132,735

  Other Current Liabilities -
    Current sinking fund requirements                    8,473        8,473
    Accounts payable                                    80,296       90,269
    Accrued taxes                                       18,922       16,970
    Other                                               68,267       53,835
                                                       175,958      169,547
                                                       247,008      302,282

DEFERRED CREDITS
  Accumulated deferred income taxes                    183,197      174,877
  Unamortized investment tax credits
     and other                                         181,298      155,431
                                                       364,495      330,308

COMMITMENTS AND CONTINGENCIES

                                                    $1,436,961   $1,428,955

                            See accompanying notes.

<PAGE 4>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                 (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                    1997        1996       1997        1996
OPERATING REVENUES
  Electric                         $177,723   $175,689    $511,778   $494,117
  Gas                                41,870     48,761     235,067    240,517
  Steam and other                     2,522      2,459      13,404     13,556
                                    222,115    226,909     760,249    748,190

OPERATING EXPENSES
  Fuel and purchased power           97,275     94,245     289,320    271,014
  Cost of gas sold                   25,390     30,334     128,127    130,140
  Other operation and maintenance    59,809     63,269     199,996    189,437
  Depreciation                       12,078     11,340      40,398     37,851
  Taxes -
    Federal and state income          6,163      4,788      19,907     27,676
    Local property and other          4,513      5,332      21,929     19,719
                                    205,228    209,308     699,677    675,837

OPERATING INCOME                     16,887     17,601      60,572     72,353

OTHER INCOME                            340      1,237       1,970      4,970

INCOME BEFORE INTEREST CHARGES       17,227     18,838      62,542     77,323

INTEREST CHARGES
  Long-term debt                      8,123      8,809      24,912     27,039
  Other interest charges              2,077      1,724       5,695      4,790
  Allowance for borrowed funds
    used during construction           (120)       (55)       (278)      (236)
                                     10,080     10,478      30,329     31,593
NET INCOME                            7,147      8,360      32,213     45,730
  Dividends on preferred shares         248        263         751        797
EARNINGS APPLICABLE TO
  COMMON SHARES                    $  6,899   $  8,097    $ 31,462   $ 44,933
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             21,531,784 21,529,676  21,530,378 21,529,676

EARNINGS PER COMMON SHARE             $ .32      $ .37       $1.46      $2.08
DIVIDENDS DECLARED PER
  COMMON SHARE                        $.395      $.385      $1.185     $1.155


                            See accompanying notes.

<PAGE 5>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                           (Dollars in thousands)
                                  (Unaudited)

                                                         1997         1996

OPERATING ACTIVITIES
  Net income                                           $ 32,213     $ 45,730
  Effects of noncash items -
    Depreciation and amortization                        50,000       46,748
    Deferred income taxes and investment
      tax credits, net                                   (2,174)      (1,618)
    Earnings from corporate joint ventures               (1,229)      (1,333)
  Dividends from corporate joint ventures                   545          949
  Change in working capital, exclusive of cash
    and interim financing                                40,719      (18,813)
  All other operating items                             (13,474)      (6,956)
Net cash provided by operating activities               106,600       64,707

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC) -
      Electric                                          (22,842)     (27,707)
      Gas                                               (11,567)      (6,316)
      Other                                              (2,461)        (992)
  Equity investment in corporate joint venture             (575)         -
  Allowance for borrowed funds used during
    construction                                           (278)        (236)
Net cash used for investing activities                  (37,723)     (35,251)

FINANCING ACTIVITIES
  Sale of common shares                                     -             32
  Payment of dividends                                  (26,302)     (25,664)
  Proceeds from (payment of) short-term borrowings      (57,425)      23,225
  Long-term debt issues                                  35,000          -
  Long-term debt issues refunded                        (14,260)     (23,230)
  Sinking funds payments                                 (2,316)      (2,295)
Net cash used for financing activities                  (65,303)     (27,932)
Net increase in cash                                      3,574        1,524
Cash at beginning of period                               1,495        4,319
Cash at end of period                                  $  5,069     $  5,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)              $ 29,082     $ 30,885
    Income taxes                                       $ 17,154     $ 10,110




                            See accompanying notes.

<PAGE 6>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Energy System, the parent company, is referred to in this report as the "System" and, together with its subsidiaries, is collec-tively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts. In addition, the System has interests in other utility and several nonregulated companies.

        The system has 1,769 regular employees including 1,070 (61%) represented by various collective bargaining units. A contract with a collective bargaining unit representing approximately 5% of regular employees that was scheduled to expire in May 1997 was ratified in April 1997 and is effective through May 31, 2001.

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

        The unaudited financial statements for the periods ended September 30, 1997 and 1996, reflect, in the opinion of the System, all adjustments (consisting of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Financial Condition and Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulated subsidiaries of the System have established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, regulatory liabilities established by the system are required to be refunded to customers over time. Effective January 1, 1996, the system adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the system's financial position upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. If all or a separable portion of the system's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected under cost-based ratemaking for the system's remaining regulated operations. In addition, the system would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. However, pending Massachusetts legislation provides for recovery of stranded costs, subject to review. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Management's Discussion and Analysis of Financial Condition and Results of Operations.

<PAGE 8>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The principal regulatory assets included in deferred charges were as follows:

                                                    September 30, December 31,
                                                        1997          1996
                                                      (Dollars in thousands)

        Maine Yankee unrecovered plant and
           decommissioning costs                       $ 37,596    $    -
        Connecticut Yankee unrecovered plant and
           decommissioning costs                         30,021      35,879
        Fuel charge stabilization                        30,270      21,504
        Postretirement benefits costs including
           pensions                                      24,919      25,051
        Power contract buy-out                           18,432      20,794
        Deferred income taxes                            13,720      13,597
        FERC Order 636 transition costs                   7,685       9,680
        Yankee Atomic unrecovered plant and
           decommissioning costs                          6,080       7,798
        Seabrook related costs                            4,655       6,262
        Other                                            11,303      13,726
                                                       $184,681    $154,291

        On April 15, 1997, the DPU issued an accounting ruling allowing Commonwealth Gas to include postretirement benefits costs in cost-of-service and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years beginning in April 1997.

        The regulatory liabilities, reflected in the accompanying Condensed Balance Sheets and related to deferred income taxes, were $15.3 million and $17.7 million at September 30, 1997 and December 31, 1996, respectively.

(3) Commitments and Contingencies

        (a) Construction Program

        The system is engaged in a continuous construction program presently estimated at $298 million for the five-year period 1997 through 2001. Of that amount, $68.2 million is estimated for 1997. The program is subject to periodic review and revision.

        (b) Maine Yankee Nuclear Power Plant

        Cambridge Electric Light Company (Cambridge Electric) has a 4% equity ownership interest (approximately $3 million at September 30, 1997), with a power entitlement of 31.2 MW, in a nuclear power plant located in Wiscasset, Maine. The plant, operated by Maine Yankee Atomic Power Company (Maine Yankee), has been out of service since an outage that began in December of 1996. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and begin the process of decommissioning the plant. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties

<PAGE 9>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    associated with operating the plant compared to those associated with closing and decommissioning the plant. Based upon regulatory precedent, Maine Yankee believes that it will be permitted to continue to collect from its power purchasers (including Cambridge Electric) decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of the plant over the remaining period of the plant's operating license that expires in 2008. Cambridge Electric does not believe the ultimate outcome of the early closing of this plant will have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level. Therefore, Cambridge Electric recorded a liability for its estimated share of decommissioning costs and a corresponding regulatory asset in the third quarter.

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

        For the first nine months of 1997, cash flows from operating activi-ties amounted to $106.6 million and reflect net income of $32.2 million and noncash items including depreciation of $40.4 million and amortization of $9.6 million. Since December 31, 1996, cash flows relating to the change in working capital, exclusive of cash and interim financing, increased $40.7 million reflecting lower levels of accounts receivable ($30.8 million) and unbilled revenues ($12 million), and increases in prepaid taxes ($5.9 million), inventory levels ($2.9 million), accrued property taxes ($8.3 million) and other current liabilities ($14.4 million) that includes an accrual relating to a voluntary personnel reduction program ($8.3 million). Offsetting these increases were lower levels of accounts payable ($10 million) and accrued income taxes ($6.3 million).

        Through September 30, 1997 construction expenditures were approxi-mately $37.1 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($26.3 million) and the retirement of long-term debt including sinking funds ($16.6 million) were funded entirely with internally-generated funds. Internally-generated funds and proceeds from an external financing (discussed below) were used to reduce short-term borrowings ($57.4 million).

        On September 26, 1997, Commonwealth Gas issued $10 million of First Mortgage Sinking Fund Bonds (Series L, 6.54% due 2007) and $25 million of First Mortgage Bonds (Series M, 7.04% due 2017). The proceeds of $35 million were used to retire short-term debt that had been incurred to temporarily finance additions to property, plant and equipment and for general working capital needs. This financing had been approved by the DPU on June 12, 1997.

        Results of Operations

        The following is a discussion of major factors that have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

<PAGE 11>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        A summary of the period to period changes in the principal items included in the accompanying condensed statements of income for the three and nine-month periods ended September 30, 1997 and 1996 and unit sales for these periods is shown below:

                                        Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
                                        1997 and 1996         1997 and 1996
                                                 Increase (Decrease)
                                               (Dollars in thousands)
  Operating Revenues -
      Electric                           $ 2,034      1.2%    $17,661     3.6%
      Gas                                 (6,891)   (14.1)     (5,450)   (2.3)
      Steam and other                         63      2.6        (152)   (1.1)
                                          (4,794)    (2.1)     12,059     1.6

  Operating Expenses -
      Fuel and purchased power             3,030      3.2      18,306     6.8
      Cost of gas sold                    (4,944)   (16.3)     (2,013)   (1.5)
      Other operation and maintenance     (3,460)    (5.5)     10,559     5.6
      Depreciation                           738      6.5       2,547     6.7
      Taxes -
         Federal and state income           (275)    (5.7)     (7,769)  (28.1)
         Local property and other            831     15.6       2,210    11.2
                                          (4,080)    (1.9)     23,840     3.5

  Operating Income                          (714)    (4.1)    (11,781)  (16.3)

  Other Income                              (897)   (72.5)     (3,000)  (60.4)

  Income Before Interest Charges          (1,611)    (8.6)    (14,781)  (19.1)

  Interest Charges                          (398)    (3.8)     (1,264)   (4.0)

  Net Income                              (1,213)   (14.5)    (13,517)  (29.6)

  Dividends on preferred shares              (15)    (5.7)        (46)   (5.8)

  Earnings Applicable to Common Shares  $ (1,198)   (14.8)   $(13,471)  (30.0)

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                              62,564      5.0      71,499     2.0
      Wholesale                          215,182     26.6     750,229    35.0
                                         277,746     13.5     821,728    14.5

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                  (688)   (18.5)     (1,723)   (6.0)
      Interruptible and other               (508)   (33.2)       (402)  (10.4)
                                          (1,196)   (22.8)     (2,125)   (6.5)

<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

      The following is a summary of electric and gas unit sales for the three and nine-month periods ended September 30, 1997 and 1996:

                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                     1997      1996         1997      1996
  Electric Sales - MWH
      Residential                   482,030    462,966   1,376,795  1,366,705
      Commercial                    700,817    663,155   1,891,519  1,843,041
      Industrial                    117,416    111,410     327,433    314,686
      Other                           5,398      5,566      17,319     17,135
         Total retail sales       1,305,661  1,243,097   3,613,066  3,541,567
      Wholesale                   1,024,012    808,830   2,894,509  2,144,280
         Total sales              2,329,673  2,051,927   6,507,575  5,685,847

  Gas Sales - BBTU
      Residential                     1,466      1,713      15,123     15,856
      Commercial                      1,012      1,108       7,776      8,180
      Industrial                        393        717       2,663      3,248
      Other                             156        177       1,526      1,527
         Total firm sales             3,027      3,715      27,088     28,811
      Off-system                        475        723       2,007      1,676
      Quasi-firm                         20        307          46        792
      Interruptible                     525        498       1,404      1,391
         Total sales                  4,047      5,243      30,545     32,670

  Electric Operating Revenues, Fuel and Purchased Power Costs

      During the third quarter and first nine months of 1997, electric operating revenues increased $2 million (1.2%) and $17.7 million (3.6%), respectively, due to a greater level of wholesale sales reflecting the changing capacity needs of non-affiliated utilities and the New England Power Pool, higher retail unit sales and higher fuel and purchased power costs ($3 million and $18.3 million, respectively). Offsetting these factors was the absence of a $4 million refund associated with a 1996 power contract settlement agreement.

      The increase in fuel and purchased power costs during the current quarter and first nine months of 1997 was due primarily to higher wholesale unit sales reflecting the increased availability of Canal Electric Company's Units 1 and 2 and higher costs for replacement power reflecting the permanent shutdown of Connecticut Yankee during 1996 and the absence of power from Maine Yankee which has been out of service since December 1996.

      Retail electric unit sales continued to improve during the current quarter, reflecting increases to all customer segments including residential (4.1%), commercial (5.7%) and industrial (5.4%).

  Gas Operating Revenues and Cost of Gas Sold

      Gas operating revenues for the third quarter of 1997 decreased approximately $6.9 million or 14.1% due primarily to a 22.8% decline in total unit sales. Through the first nine months of this year, operating revenues decreased $5.4 million due to a 6.5% decline in total unit sales

<PAGE 13>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  and lower conservation and load management (C&LM) costs ($2 million). Revenues for the current nine-month period also include the recognition of margins earned on off-system contracts ($644,000).

      The decline in firm unit sales for the first nine months of 1997 reflects decreases to all customer segments including residential (4.6%), commercial (4.9%) and industrial (18%) reflecting milder weather experienced in this region during the first quarter as compared to a colder period in 1996. Degree days for the current nine-month period totaled 4,147, 7% lower than last year and 3.5% below the normal level of 4,299. The significant fluctuations in non-firm sales for both the current quarter and year-to-date period reflect the competitive environment that currently exists in the natural gas industry. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers.

  Other Operating Expenses

      For the third quarter of 1997, other operation and maintenance decreased $3.5 million or 5.5% due to the absence of costs relating to a labor dispute ($2.5 million) and storm damage from Hurricane Eduoard ($1.9 million) both of which occurred in 1996. Also contributing to the decline for the quarter were lower payroll costs reflecting the decrease in the number of employees, offset, in part, by higher insurance costs
  ($1 million), higher maintenance costs relating to the Kendall Station generator ($523,000) and gas distribution lines ($403,000) and higher C&LM costs ($389,000).

      Other operation and maintenance for the first nine months of 1997 increased $10.6 million or 5.6% due to a one-time charge related to a Personnel Reduction Program ($17.7 million) (as further discussed below) and storm damage costs associated with an April 1 blizzard ($1.9 million). The impact of these factors was offset, in part, by the absence of costs related to the 1996 labor dispute ($3.3 million) and storm damage ($1.9 million) from Hurricane Eduoard as well as payroll savings related to the decrease in the number of employees.

      Depreciation expense increased $738,000 (6.5%) and $2.5 million (6.7%) during the current three and nine-month periods due primarily to a higher level of depreciable plant reflecting the costs associated with the conversion of Canal Unit 2 to burn natural gas as well as oil. Federal and state income taxes decreased significantly during the current periods due mainly to the lower level of taxable income. Local property and other taxes were higher during both periods due to higher property tax rates and assessments within the system's service territory and an increase in payroll-related taxes for Commonwealth Gas due to the 1996 labor dispute.

  Other Income and Interest Charges

      For the first nine months of 1997, other income decreased $3 million due primarily to the absence of a 1996 reversal of a reserve for costs associated with postretirement benefits ($1.8 million) following Federal Energy Regulatory Commission acceptance of rate schedules that provided for the recovery of these costs over a six-month period that began in March 1996, the absence of a 1996 gain relating to the sale of parcels of land in

<PAGE 14>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  1996 ($664,000) and lower interest and dividends ($404,000, including $279,000 relating to interest on deferred gas costs).

      The declines in total interest charges for the quarter and nine-month periods mainly reflect maturing long-term debt and scheduled sinking fund payments partially offset by higher average levels of borrowings.

  Personnel Reduction Program

      As initially discussed in the System's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the System announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System. This action followed the consolidation of the system's electric and gas operations. The expectation is that the system's workforce will be reduced by 15% to 20%.

      The PRP was offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements was subject to negotiation.

      The program provides severance based on years of service, the continu-ation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

      To date, approximately 13% of system employees have voluntarily terminated employment with the system as a result of the PRP. The System estimates that the cost of termination benefits as described above, excluding generation-related costs that are being addressed separately as part of the industry restructuring process, will approximate $17.7 million which was recorded in the second quarter and had an after-tax income impact of approximately $10.7 million (50 cents per common share). The payback period is expected to be less than one year.

  Electric Industry Restructuring

      On December 30, 1996 the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's Joint Committee on Electric Utility Restructuring on March 20, 1997 that ultimately evolved into the proposal issued on August 4, 1997 by the Senate Chairman of the Joint Committee on Government Regulations. Additionally, during the past year, three Massachusetts electric utilities announced negotiated restructuring settlements with the Massachusetts Attorney General. Generally, these original proposals and settlement agreements included, among other things, provisions for a 10% reduction in customer charges, divestiture of non-nuclear generating assets, recovery of stranded costs through a non-bypassable access charge and an implementation date of January 1, 1998.

      Subsequently, on October 3, 1997, the House Chairman of the Joint

<PAGE 15>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Committee on Government Regulations issued another proposal that included, among other things, a provision calling for a 15% reduction in rates for customers taking standard offer service from the utility over a seven-year period, the establishment of an auditing board within the DPU that would review the stranded costs that would be included in each company's non-bypassable access charge, unbundled rates as of January 1, 1998 and implementation of customer choice of energy supplier by March 1, 1998.

      On October 29, 1997, a joint proposal was filed by the chairpersons of the Joint Committee on Government Regulations which essentially reflected the provisions previously proposed. This proposal was then forwarded to the Ways and Means Committee of the House of Representatives for further review and amendment. The House Ways and Means Committee then sent the amended legislative proposal to the House of Representatives (the House). On November 10, 1997, after a considerable number of additional amendments were made by members of the House, the legislation was passed in the House by a vote of 157 to 3. Provisions of this legislation include, among other things, a 10% discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subsequent increase in the discount on standard offer service to 15% upon completion of divestiture of non-nuclear generating assets and securitization of net non-mitigable stranded costs (which, for the system, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of stranded costs subject to review and an audit process. A Senate version of electric industry restructuring legislation is expected shortly.

      The proposed legislation is lengthy, complex and subject to change before it is finalized. The system cannot yet determine the final impact on its operations and financial condition. The final legislation must also be approved by the Massachusetts House and Senate and signed by the Governor of Massachusetts. While the system is encouraged by the legislation's treatment of stranded cost recovery, the mandated customer discount could have a significant impact on future cash flows. The system is preparing a proposed restructuring plan in anticipation of final legislation being enacted.

  Auction Process

      On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets and entitlements. The process includes a standard, sealed-bid auction for generation assets and purchased power contracts. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August and in October an Offering Memorandum was issued. The system expects that the final bidders will be chosen by year-end and that the entire process, including regulatory approvals, will be completed no later than the end of 1998.

<PAGE 16>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  Gas Industry Restructuring

      On July 18, 1997, the DPU directed the ten Massachusetts gas utilities, including Commonwealth Gas, to initiate a collaborative process that will establish guiding principles and specific procedures for unbundling rates and services for all customers. The process has begun with meetings among the various interested parties. A report is scheduled to be submitted to the DPU in mid-November.

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

      In addition, the DPU outlined several specific issues that it expects the collaborative to address: (1) services that can be offered on a competitive basis; (2) terms and conditions of service; (3) consumer protections and social programs; (4) mitigation of gas-related and non-gas related transition costs; (5) third-party supplier qualifications; and (6) curtailment principles. The DPU also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

      On August 18, 1997, the DPU noted that the development of unbundling principles and procedures constitutes only a part of the effort necessary to develop full customer choice for gas service. The DPU recognized that each local distribution company will be filing a comprehensive unbundling proposal at some later date. In the interim, the DPU directed those companies that do not currently have unbundled rates, including Commonwealth Gas, to have such rates in effect no later than November 1, 1998.

  Provisions of Statement of Financial Accounting Standards No. 71

      As described in Note 2(b) of the Notes to Condensed Financial Statements, the system complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event the system is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations in an amount that could be material. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. The system monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities continuing the application

<PAGE 17>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition was referred to the Financial Accounting Standards Board's Emerging Issues Task Force and guidance was issued in July 1997. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the system believes that its utility operations remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

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

  New Accounting Standard

      The System is required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" for the year ended December 31, 1997. SFAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Diluted EPS reflects the possible impact on EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The System issued potential awards in the form of common shares to certain key employees pursuant to its Long Term Incentive Compensation Plan during the first quarter of 1997. If SFAS 128 had been adopted for the three and nine-months ended September 30, 1997, both basic and diluted EPS would be $.32 and $1.46, respectively.

<PAGE 18>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       Cambridge Electric is an intervenor in a pending appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DPU decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. On September 18, 1997, the SJC announced its decision remanding the matter to the DPU for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DPU's subsidiary findings precluded the SJC from undertaking a meaningful review of the DPU's calculations that formed the basis of the customer transition charge. Among the issues that the SJC directed the DPU to consider further are: the methodology for calculation of stranded costs, why 75% of stranded costs were allocated to MIT rather than 100%, the prudence of the stranded costs incurred by Cambridge Electric, and whether Cambridge Electric took the necessary mitigation efforts to reduce stranded costs. With the SJC's remand of the order to the DPU, the parties have been discussing a standstill agreement. The standstill agreement would not resolve questions about the ultimate level of CTC payments or what the final determination will be with respect to the CTC upon remand to the DPU. The standstill agreement, if finalized and approved by the SJC, would govern the obligations of MIT to pay the CTC, subject to reconciliation, during the term of the DPU's remand proceeding. This issue is discussed more fully in Cambridge Electric's 1996 Annual Report on Form 10-K. At this time, management is unable to predict the outcome of this proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       None

Item 5.     Other Information

       None

<PAGE 19>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1997.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the nine months ended September 30, 1996.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1997.

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




Date:  November 14, 1997