Form 10-K405/A
period 1997-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1998-04-29
CIK 71304

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998: $789,947,326

Common Shares outstanding at March 16, 1998:  21,531,784 shares

Document Incorporated by Reference               Part in Form 10-K

Notice of 1998 Annual Meeting and
Proxy Statement, dated March 30, 1998
(pages as specified herein)                      Part III

<PAGE 2>





                          COMMONWEALTH ENERGY SYSTEM


    The undersigned registrant hereby amends the following item of its Annual Report for 1997 on Form 10-K as set forth on page 3.


    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


    Exhibit 10. Material Agreements:

    Filed herewith as Exhibit 1:

    10.3.2.4 Fourth Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated January 1, 1993, effective January 1, 1998.

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




                                                  COMMONWEALTH ENERGY SYSTEM
                                                         (Registrant)


                                              By  JAMES D. RAPPOLI
                                                  James D. Rappoli,
                                                  Financial Vice President
                                                     and Treasurer

Date:  April 29, 1998

<PAGE 3>

                INFORMATION REQUIRED BY FORM 11-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 1997


A.  Full title of plan:

         Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (hereinafter referred to as the "Plan").

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

         Commonwealth Energy System
         One Main Street
         Cambridge, Massachusetts 02142-9150


Item 1.  Financial Statements and Exhibits

(a) Financial Statements and Schedules attached hereto:            Page

      Report of Independent Public Accountants                       4

      Statements of Net Assets Available for Benefits
       at December 31, 1997 and 1996                               5 - 14

      Statements of Changes in Net Assets Available for Benefits
       for the Years Ended December 31, 1997, 1996 and 1995       15 - 27

      Notes to Financial Statements                               28 - 36

      Schedule I - Item 27a: Schedule of Investments
       at December 31, 1997                                          37

      Schedule II - Item 27d: Schedule of Reportable Transactions
       for the Year Ended December 31, 1997                          38

(b) Exhibits filed herewith:

    Number
    in SEC
    Exhibit                                                     Exhibit
    Table                    Description                        Number

      10     Fourth Amendment to the Employees Savings Plan        1
             of Commonwealth Energy System and Subsidiary
             Companies, as amended and restated
             January 1, 1993, effective January 1, 1998.

<PAGE 4>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                   Report of Independent Public Accountants

To the Savings Plan Board of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies:

    We have audited the accompanying statements of net assets available for benefits of the EMPLOYEES SAVINGS PLAN OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1997. These financial statements and the supplemental schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as of December 31, 1997 and 1996, and its changes in net assets available for benefits for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
April 17, 1998

<PAGE 5>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 1 of 5)



                                                Commonwealth      Vanguard
                                                Energy System   Money Market
                                                Common Share   Reserves-Prime
                                      Total          Fund         Portfolio



Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System   $ 88,626,418    $88,626,418   $     -
    Mutual funds                    210,721,055          -        25,809,453
        Total investments           299,347,473     88,626,418    25,809,453


  Other assets:

    Loans to participants             8,939,289          -             -
    Receivables -
      Contributions                     128,326         29,668        12,629
      Loan repayments                    99,893         12,701         6,259
      Interest                            2,064          2,064         -
      Exchanges in                        3,037          3,037         -
        Total other assets            9,172,609         47,470        18,888

        Total assets                308,520,082     88,673,888    25,828,341

Liability:

    Accounts payable                    303,986        303,986         -

    Net assets available for
      benefits                     $308,216,096    $88,369,902   $25,828,341







  The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 2 of 5)

                                                    Vanguard
                                                  Fixed Income
                                                Securities Fund-
                                   Vanguard        Short-Term      Vanguard
                                   Windsor II      Corporate      Wellington
                                      Fund         Portfolio         Fund



Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System   $      -        $     -       $     -
    Mutual funds                    110,334,177      5,367,919    45,097,834
        Total investments           110,334,177      5,367,919    45,097,834


  Other assets:

    Loans to participants                 -              -             -
    Receivables -
      Contributions                      43,755          2,384        25,318
      Loan repayments                    41,578            788        34,598
      Interest                            -              -             -
      Exchanges in                        -              -             -
        Total other assets               85,333          3,172        59,916

        Total assets                110,419,510      5,371,091    45,157,750

Liability:

    Accounts payable                      -              -             -

    Net assets available for
      benefits                     $110,419,510    $ 5,371,091   $45,157,750







  The accompanying notes are an integral part of these financial statements.

<PAGE 7>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 3 of 5)



                                                  Vanguard
                                    Vanguard     Index Trust-
                                  International    Extended       Vanguard
                                     Growth         Market        Explorer
                                    Portfolio      Portfolio         Fund


Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System   $      -        $     -       $     -
    Mutual funds                      9,471,899      6,914,193     2,940,817
        Total investments             9,471,899      6,914,193     2,940,817


  Other assets:

    Loans to participants                 -              -             -
    Receivables -
      Contributions                       6,669          3,593         1,927
      Loan repayments                     2,294            841           427
      Interest                            -              -             -
      Exchanges in                        -              -             -
        Total other assets                8,963          4,434         2,354

        Total assets                  9,480,862      6,918,627     2,943,171

Liability:

    Accounts payable                      -              -             -

    Net assets available for
      benefits                     $  9,480,862    $ 6,918,627   $ 2,943,171







  The accompanying notes are an integral part of these financial statements.

<PAGE 8>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 4 of 5)



                                      Vanguard LIFEStrategy Funds-
                                                Conservative      Moderate
                                   Income          Growth          Growth
                                  Portfolio      Portfolio        Portfilio



Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System   $      -        $     -       $     -
    Mutual funds                        455,415        841,499     1,836,746
        Total investments               455,415        841,499     1,836,746


  Other assets:

    Loans to participants                 -              -             -
    Receivables -
      Contributions                           5             91           897
      Loan repayments                         5              4           125
      Interest                            -              -             -
      Exchanges in                        -              -             -
        Total other assets                   10             95         1,022

        Total assets                    455,425        841,594     1,837,768

Liability:

    Accounts payable                      -              -             -

    Net assets available for
      benefits                     $    455,425    $   841,594   $ 1,837,768







  The accompanying notes are an integral part of these financial statements.

<PAGE 9>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 5 of 5)



                                    Vanguard
                                  LIFEStrategy
                                     Funds-
                                     Growth         Loan
                                    Portfolio       Fund


Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System   $      -        $     -
    Mutual funds                      1,651,103          -
        Total investments             1,651,103          -


  Other assets:

    Loans to participants                 -          8,939,289
    Receivables -
      Contributions                       1,390          -
      Loan repayments                       273          -
      Interest                            -              -
      Exchanges in                        -              -
        Total other assets                1,663      8,939,289

        Total assets                  1,652,766      8,939,289

Liability:

    Accounts payable                      -              -

    Net assets available for
      benefits                     $  1,652,766    $ 8,939,289







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

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 1 of 5)


                                               Commonwealth      Vanguard
                                               Energy System    Money Market
                                               Common Share    Reserves-Prime
                                     Total         Fund           Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $  4,791,915   $  4,791,915   $     -
    Registered investment
        company shares               17,162,911          -         1,518,535
  Interest on loans                     820,039          -             -
                                     22,774,865      4,791,915     1,518,535

  Realized and unrealized
    gain (loss) on investments       50,188,782     26,962,004         -

  Contributions:
    Employees                         8,727,513      1,844,576       793,610
    Employers                         4,172,439        963,411       429,025
                                     12,899,952      2,807,987     1,222,635

        Total additions, net         85,863,599     34,561,906     2,741,170

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants      38,166,213      6,463,039    11,399,265
  Purchase fees                          11,503          -             -
        Total deductions             38,177,716      6,463,039    11,399,265

Net increase (decrease) prior to
  interfund transfers                47,685,883     28,098,867    (8,658,095)
Interfund transfers                       -        (14,815,594)    5,914,612
  Net increase (decrease)            47,685,883     13,283,273    (2,743,483)

Net assets available for benefits:
  Beginning of year                 260,530,213     75,086,629    28,571,824

  End of year                      $308,216,096   $ 88,369,902   $25,828,341

  The accompanying notes are an integral part of these financial statements.

<PAGE 16>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 2 of 5)
                                                  Vanguard
                                                Fixed Income
                                               Securities Fund-
                                 Vanguard         Short-Term      Vanguard
                                 Windsor II       Corporate       Wellington
                                    Fund          Portfolio          Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -        $     -
    Registered investment
        company shares               10,063,826        345,842      3,866,494
  Interest on loans                       -              -              -
                                     10,063,826        345,842      3,866,494

  Realized and unrealized
    gain (loss) on investments       17,438,941         30,754      4,616,872

  Contributions:
    Employees                         2,951,932        186,801      1,793,160
    Employers                         1,350,142         96,666        818,282
                                      4,302,074        283,467      2,611,442

        Total additions, net         31,804,841        660,063     11,094,808

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants      11,275,388      1,134,527      5,474,381
  Purchase fees                           -              -              -
        Total deductions             11,275,388      1,134,527      5,474,381

Net increase (decrease) prior to
  interfund transfers                20,529,453       (474,464)     5,620,427
Interfund transfers                   3,723,709        114,613      2,438,346
  Net increase (decrease)            24,253,162       (359,851)     8,058,773

Net assets available for benefits:
  Beginning of year                  86,166,348      5,730,942     37,098,977

  End of year                      $110,419,510   $  5,371,091    $45,157,750

  The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 3 of 5)

                                                  Vanguard
                                   Vanguard      Index Trust-
                                 International     Extended      Vanguard
                                    Growth          Market       Explorer
                                   Portfolio       Portfolio        Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -       $     -
    Registered investment
         company shares                 410,854        467,053       283,422
  Interest on loans                       -              -             -
                                        410,854        467,053       283,422

  Realized and unrealized
    gain (loss) on investments          (96,346)       839,872        40,357

  Contributions:
    Employees                           588,069        289,009       156,631
    Employers                           264,637        129,120        65,369
                                        852,706        418,129       222,000

        Total additions, net          1,167,214      1,725,054       545,779

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants       1,142,796        507,308       198,883
  Purchase fees                           -             11,503         -
        Total deductions              1,142,796        518,811       198,883

Net increase (decrease) prior to
  interfund transfers                    24,418      1,206,243       346,896
Interfund transfers                     201,916        678,067       281,489
  Net increase (decrease)               226,334      1,884,310       628,385

Net assets available for benefits:
  Beginning of year                   9,254,528      5,034,317     2,314,786

  End of year                      $  9,480,862   $  6,918,627   $ 2,943,171

  The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 4 of 5)


                                       Vanguard LIFEStrategy Funds-
                                                 Conservative    Moderate
                                    Income          Growth        Growth
                                   Portfolio       Portfolio     Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -       $     -
    Registered investment
        company shares                   21,161         41,796        81,732
  Interest on loans                       -              -             -
                                         21,161         41,796        81,732

  Realized and unrealized
    gain (loss) on investments           25,332         47,936       151,357

  Contributions:
    Employees                             4,166          7,215        36,734
    Employers                             1,921          2,716        18,573
                                          6,087          9,931        55,307

        Total additions, net             52,580         99,663       288,396

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants          13,499         18,190        87,658
  Purchase fees                           -              -             -
        Total deductions                 13,499         18,190        87,658

Net increase (decrease) prior to
  interfund transfers                    39,081         81,473       200,738
Interfund transfers                     151,490        580,394       947,883
  Net increase (decrease)               190,571        661,867     1,148,621

Net assets available for benefits:
  Beginning of year                     264,854        179,727       689,147

  End of year                      $    455,425   $    841,594   $ 1,837,768

  The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1997
                                 (Page 5 of 5)

                                   Vanguard
                                 LIFEStrategy
                                    Funds-
                                    Growth          Loan
                                   Portfolio        Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -
    Registered investment
        company shares                   62,196          -
  Interest on loans                       -            820,039
                                         62,196        820,039

  Realized and unrealized
    gain (loss) on investments          131,703          -

  Contributions:
    Employees                            75,610          -
    Employers                            32,577          -
                                        108,187          -

        Total additions, net            302,086        820,039

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants          52,688        398,591
  Purchase fees                           -              -
        Total deductions                 52,688        398,591

Net increase (decrease) prior to
  interfund transfers                   249,398        421,448
Interfund transfers                     814,035     (1,030,960)
  Net increase (decrease)             1,063,433       (609,512)

Net assets available for benefits:
  Beginning of year                     589,333      9,548,801

  End of year                      $  1,652,766   $  8,939,289

  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 1 of 5)


                                               Commonwealth      Vanguard
                                               Energy System    Money Market
                                               Common Share    Reserves-Prime
                                     Total         Fund           Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $  5,113,157   $  5,113,157   $     -
    Registered investment
        company shares               11,654,177          -         1,408,836
  Interest on loans                     675,349          -             -
                                     17,442,683      5,113,157     1,408,836

  Realized and unrealized
    gain (loss) on investments       17,828,551      3,951,273         -

  Contributions:
    Employees                         8,294,889      1,975,041       761,184
    Employers                         4,053,049      1,039,431       442,636
                                     12,347,938      3,014,472     1,203,820

        Total additions, net         47,619,172     12,078,902     2,612,656

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants      15,766,572      3,979,714     4,672,998
  Purchase fees                           9,498          -             -
        Total deductions             15,776,070      3,979,714     4,672,998

Net increase (decrease) prior to
  interfund transfers                31,843,102      8,099,188    (2,060,342)
Interfund transfers                       -         (8,751,780)    3,267,792
  Net increase (decrease)            31,843,102       (652,592)    1,207,450

Net assets available for benefits:
  Beginning of year                 228,687,111     75,739,221    27,364,374

  End of year                      $260,530,213   $ 75,086,629   $28,571,824

  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 2 of 5)
                                                  Vanguard
                                                Fixed Income
                                               Securities Fund-
                                 Vanguard         Short-Term      Vanguard
                                 Windsor II       Corporate       Wellington
                                    Fund          Portfolio          Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -        $     -
    Registered investment
        company shares                6,056,337        346,159      2,893,328
  Interest on loans                       -              -              -
                                      6,056,337        346,159      2,893,328

  Realized and unrealized
    gain (loss) on investments       10,665,917        (92,444)     2,215,457

  Contributions:
    Employees                         2,678,605        228,352      1,688,196
    Employers                         1,247,197        116,897        783,045
                                      3,925,802        345,249      2,471,241

        Total additions, net         20,648,056        598,964      7,580,026

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants       3,941,035        277,681      1,872,076
  Purchase fees                           -              -              -
        Total deductions              3,941,035        277,681      1,872,076

Net increase (decrease) prior to
  interfund transfers                16,707,021        321,283      5,707,950
Interfund transfers                     701,540       (469,744)       172,531
  Net increase (decrease)            17,408,561       (148,461)     5,880,481

Net assets available for benefits:
  Beginning of year                  68,757,787      5,879,403     31,218,496

  End of year                      $ 86,166,348   $  5,730,942    $37,098,977

  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 3 of 5)

                                                  Vanguard
                                   Vanguard      Index Trust-
                                 International     Extended      Vanguard
                                    Growth          Market       Explorer
                                   Portfolio       Portfolio        Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -       $     -
    Registered investment
         company shares                 396,605        369,401       116,347
  Interest on loans                       -              -             -
                                        396,605        369,401       116,347

  Realized and unrealized
    gain (loss) on investments          787,700        345,278       (57,811)

  Contributions:
    Employees                           569,446        277,279        85,954
    Employers                           255,699        119,339        36,125
                                        825,145        396,618       122,079

        Total additions, net          2,009,450      1,111,297       180,615

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants         289,952        363,550        77,579
  Purchase fees                           -              9,498         -
        Total deductions                289,952        373,048        77,579

Net increase (decrease) prior to
  interfund transfers                 1,719,498        738,249       103,036
Interfund transfers                     225,557        435,349     2,211,750
  Net increase (decrease)             1,945,055      1,173,598     2,314,786

Net assets available for benefits:
  Beginning of year                   7,309,473      3,860,719         -

  End of year                      $  9,254,528   $  5,034,317   $ 2,314,786

  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 4 of 5)


                                       Vanguard LIFEStrategy Funds-
                                                 Conservative    Moderate
                                    Income          Growth        Growth
                                   Portfolio       Portfolio     Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -       $     -
    Registered investment
        company shares                   10,885          8,159        26,245
  Interest on loans                       -              -             -
                                         10,885          8,159        26,245

  Realized and unrealized
    gain (loss) on investments           (3,056)           767        (3,545)

  Contributions:
    Employees                               800          1,867         7,950
    Employers                               333            645         3,681
                                          1,133          2,512        11,631

        Total additions, net              8,962         11,438        34,331

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants           -              -             -
  Purchase fees                           -              -             -
        Total deductions                  -              -             -

Net increase (decrease) prior to
  interfund transfers                     8,962         11,438        34,331
Interfund transfers                     255,892        168,289       654,816
  Net increase (decrease)               264,854        179,727       689,147

Net assets available for benefits:
  Beginning of year                       -              -             -

  End of year                      $    264,854   $    179,727   $   689,147

  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1996
                                 (Page 5 of 5)

                                   Vanguard
                                 LIFEStrategy
                                    Funds-
                                    Growth          Loan
                                   Portfolio        Fund
Assets
Additions to net assets
  attributed to:
  Net investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $      -
    Registered investment
        company shares                   21,875          -
  Interest on loans                       -            675,349
                                         21,875        675,349

  Realized and unrealized
    gain (loss) on investments           19,015          -

  Contributions:
    Employees                            20,215          -
    Employers                             8,021          -
                                         28,236          -

        Total additions, net             69,126        675,349

Deductions
Deductions from net assets
  attributed to:
  Benefits paid to participants              79        291,908
  Purchase fees                           -              -
        Total deductions                     79        291,908

Net increase (decrease) prior to
  interfund transfers                    69,047        383,441
Interfund transfers                     520,286        607,722
  Net increase (decrease)               589,333        991,163

Net assets available for benefits:
  Beginning of year                       -          8,557,638

  End of year                      $    589,333   $  9,548,801

  The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 1 of 3)


                                               Commonwealth      Vanguard
                                               Energy System   Money Market
                                               Common Share    Reserves-Prime
                                     Total         Fund           Portfolio
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
    Common Shares of
        Commonwealth Energy System $  5,219,181   $  5,219,181   $     -
    Registered investment
        company shares                7,757,823          -         1,569,762
  Interest on loans                     647,206          -             -
                                     13,624,210      5,219,181     1,569,762

  Realized and unrealized
    gain on investments              36,861,646     14,531,777         -

  Contributions:
    Employees                         8,679,077      2,397,221     1,082,525
    Employers                         4,392,730      1,270,786       618,671
                                     13,071,807      3,668,007     1,701,196

        Total additions, net         63,557,663     23,418,965     3,270,958

Deductions
Deductions from net assets
  attributed to:
    Benefits paid to participants    16,118,786      3,733,426     6,012,404
    Purchase fees                         9,949          -             -
        Total deductions             16,128,735      3,733,426     6,012,404

Net increase (decrease) prior to
  interfund transfers                47,428,928     19,685,539    (2,741,446)
    Interfund transfers                   -         (6,736,395)    3,354,465
    Net increase (decrease)          47,428,928     12,949,144       613,019

Net assets available for benefits:
    Beginning of year               181,258,183     62,790,077    26,751,355

    End of year                    $228,687,111   $ 75,739,221   $27,364,374

  The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 2 of 3)
                                                   Vanguard
                                                 Fixed Income
                                               Securities Fund-
                                   Vanguard       Short-term    Vanguard
                                  Windsor II       Corporate    Wellington
                                     Fund          Portfolio       Fund
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $     -        $     -
    Registered investment
        company shares                4,014,071       352,866      1,517,817
  Interest on loans                       -             -              -
                                      4,014,071       352,866      1,517,817

  Realized and unrealized
    gain on investments              14,943,396       316,587      5,839,233

  Contributions:
    Employees                         2,585,284       263,787      1,628,304
    Employers                         1,248,079       141,641        791,068
                                      3,833,363       405,428      2,419,372

        Total additions, net         22,790,830     1,074,881      9,776,422

Deductions
Deductions from net assets
  attributed to:
    Benefits paid to participants     3,000,179       761,498      1,916,861
    Purchase fees                         -             -              -
        Total deductions              3,000,179       761,498      1,916,861

Net increase (decrease) prior to
  interfund transfers                19,790,651       313,383      7,859,561
Interfund transfers                     216,246       669,127      2,255,071
  Net increase (decrease)            20,006,897       982,510     10,114,632

Net assets available for benefits:
  Beginning of year                  48,750,890     4,896,893     21,103,864

  End of year                      $ 68,757,787   $ 5,879,403    $31,218,496

  The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                            EMPLOYEES SAVINGS PLAN

                         OF COMMONWEALTH ENERGY SYSTEM

                           AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                               DECEMBER 31, 1995
                                 (Page 3 of 3)

                                                  Vanguard
                                   Vanguard     Index Trust-
                                 International    Extended
                                    Growth         Market         Loan
                                   Portfolio      Portfolio       Fund
Assets
Additions to net assets
  attributed to:
  Net investment income:
  Dividends -
    Common Shares of
        Commonwealth Energy System $      -       $     -        $     -
    Registered investment
        company shares                  194,489       108,818          -
  Interest on loans                       -             -            647,206
                                        194,489       108,818        647,206

  Realized and unrealized
    gain on investments                 682,362       548,291          -

  Contributions:
    Employees                           533,713       188,243          -
    Employers                           238,129        84,356          -
                                        771,842       272,599          -

        Total additions, net          1,648,693       929,708        647,206

Deductions
Deductions from net assets
  attributed to:
    Benefits paid to participants       337,375        96,424        260,619
    Purchase fees                         -             9,949          -
        Total deductions                337,375       106,373        260,619

Net increase (decrease) prior to
  interfund transfers                 1,311,318       823,335        386,587
    Interfund transfers                (645,280)    1,377,434       (490,668)
        Net increase (decrease)         666,038     2,200,769       (104,081)

Net assets available for benefits:
  Beginning of year                   6,643,435     1,659,950      8,661,719

  End of year                      $  7,309,473   $ 3,860,719    $ 8,557,638

  The accompanying notes are an integral part of these financial statements.

<PAGE 28>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (the Plan) was originally created in 1962 by Commonwealth Energy System (the System) and its subsidiary companies to assist employees in adopting a regular savings program and to help employees by providing additional security for their retirement. The Plan has been amended or restated from time to time thereafter. The latest Plan amendments became effective as of January 1, 1998 and relate to changes in eligibility requirements and allowance of rollovers from another qualified plan or Individual Retirement Account to the Plan.

    Vanguard Fiduciary Trust Company of Valley Forge, Pennsylvania, has acted as Trustee for the Plan (Plan Trustee) since January 1, 1989. The Trustee retains the Plan assets and provides records of Plan activity to a Plan Agent designated by a three-member Savings Plan Board (the Board) that is appointed by the Trustees of the System and by the directors of its subsidiary companies. The Board is responsible (except for the duties specifically vested in the Plan Trustee) for the administration of the Plan.

    The term "Participant" as used in this report shall be deemed to include Members, Inactive Members or Former Members, all as defined in the Plan.

    The Employers participating in the Plan consist of certain, wholly-owned subsidiary companies of the System, as follows: Cambridge Electric Light Company, Canal Electric Company, Commonwealth Gas Company, COM/Energy Services Company, Commonwealth Electric Company, Advanced Energy Systems, Inc. (effective December 1996), COM/Energy Marketing, Inc. (effective May 1997) and COM/Energy Technologies, Inc. (effective September 1997) (Employers).

    Each eligible employee, upon joining the Plan, shall specify in one percent (1%) increments his or her contributions and the applicable Employer contributions to be invested in each of twelve separate Investment Funds (Fund(s)) that are collectively referred to as the Trust Fund (Trust Fund). The Trust Fund is described in Note 4.

    Participants may change their Fund allocation contribution daily by contacting Vanguard Participant Services. However, not more than fifty percent (50%) of a Participant's contributions and the applicable Employer contributions may be allocated to the Commonwealth Energy System Common Share Fund.

    The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974 (ERISA), the Retirement Equity Act of 1984, the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1993, and the Taxpayer Relief Act of 1997 relating to plans of this type.

<PAGE 29>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(2) Significant Accounting Policies

    (a) Principles of Accounting

    The financial statements of the Plan are prepared under the accrual method of accounting. Shares in Funds of the Plan Trustee are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. The Commonwealth Energy System Common Share Fund is valued at its year-end closing market price. Participant loans are valued at cost that approximates fair value. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (b) Federal Income Taxes

    The Plan is subject to certain provisions of the Internal Revenue Code
(IRC) and qualifies under Section 401(a) and 401(k) of the IRC. The Internal Revenue Service has issued a favorable determination letter, applicable to Plan years beginning after January 1, 1993 and for amendments adopted on January 15, 1993, which indicates that the Plan was designed in accordance with applicable IRC requirements. Management believes that the Plan is currently designed and operated in accordance with applicable IRC require-ments. As a result, the Plan has not provided for Federal income taxes. Generally, Participants are not subject to taxes on contributions or the earned income until such time as distributions are made.

    (c) Expenses

    Brokerage fees, commissions, stock transfer taxes and other expenses in connection with the purchase, sale or distribution of securities for each Fund may be charged to such Fund. Any expense of litigation may be paid by the Plan Trustee and charged to the Trust Fund or to the Fund or Funds to which the litigation relates. Expenses and charges incurred in the administration of the Plan are generally paid by the Employers. An administrative fee relating to the issuance of Plan loans under the Loan Fund is paid by Plan Participants.

    (d) Realized Gain (Loss) on Investments Sold or Distributed

    Pursuant to rules issued by the Department of Labor (DOL), realized gain
(loss) was computed by comparing the market value of the investment distributed or sold with the market value of said investment at the beginning of the Plan year. The Commonwealth Energy System Common Share Fund realized gains of $1,021,874, $675,475 and $1,027,097 on the distribution or sale of 721,145, 453,158 and 414,822 System Common Shares in 1997, 1996 and 1995,
respectively.

<PAGE 30>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    A summary of realized gains (losses) on investments sold or distributed during the years ended December 31, 1997, 1996 and 1995 is set forth below:

                                                        Quoted
                                           Quoted    Market Price
                                        Market Price Beginning of     Gain
        Investment Funds                or Proceeds      Year        (Loss)

             1997
Commonwealth Energy System
   Common Share Fund                    $ 18,230,242  $17,208,368  $1,021,874
Vanguard Money Market Reserves-
   Prime Portfolio                        33,208,060   33,208,060       -
Vanguard Windsor II Fund                  25,137,370   22,581,557   2,555,813
Vanguard Fixed Income Securities Fund-
   Short-Term Corporate Portfolio          2,916,407    2,916,225         182
Vanguard Wellington Fund                  10,592,884    9,795,887     796,997
Vanguard International Growth Portfolio    6,890,708    6,741,905     148,803
Vanguard Index Trust-
   Extended Market Portfolio               1,949,014    1,845,648     103,366
Vanguard Explorer Fund                     2,060,790    1,997,985      62,805
Vanguard LIFEStrategy Funds (1)            1,404,036    1,353,771      50,265
                                        $102,389,511  $97,649,406  $4,740,105
             1996
Commonwealth Energy System
   Common Share Fund                    $ 10,814,896  $10,139,421  $  675,475
Vanguard Money Market Reserves-
   Prime Portfolio                        17,818,107   17,818,107       -
Vanguard Windsor II Fund                  12,205,764   11,313,017     892,747
Vanguard Fixed Income Securities Fund-
   Short-Term Corporate Portfolio          2,170,370    2,196,757     (26,387)
Vanguard Wellington Fund                   6,174,856    5,962,417     212,439
Vanguard International Growth Portfolio    3,791,405    3,632,606     158,799
Vanguard Index Trust-
   Extended Market Portfolio               1,433,320    1,371,491      61,829
Vanguard Explorer Fund                     1,210,006    1,220,007     (10,001)
Vanguard LIFEStrategy Funds (1)              116,672      114,869       1,803
                                        $ 55,735,396  $53,768,692  $1,966,704
             1995
Commonwealth Energy System
   Common Share Fund                    $  8,320,160  $ 7,293,063  $1,027,097
Vanguard Money Market Reserves-
   Prime Portfolio                        13,863,305   13,863,305       -
Vanguard Windsor II Fund                   8,895,459    7,758,707   1,136,752
Vanguard Fixed Income Securities Fund-
   Short-Term Corporate Portfolio          1,708,442    1,664,677      43,765
Vanguard Wellington Fund                   4,213,461    3,690,865     522,596
Vanguard International Growth Portfolio    3,897,722    3,816,016      81,706
Vanguard Index Trust-
   Extended Market Portfolio                 450,953      412,569      38,384
                                        $ 41,349,502  $38,499,202  $2,850,300

   (1) Consists of four portfolios - Income, Conservative Growth, Moderate Growth, and Growth

<PAGE 31>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    (e) Unrealized Appreciation (Depreciation) of Investments

    The Plan provides that the market value of each Fund shall be determined by the Trustee on the last day of each month. Pursuant to the rules issued by the DOL, unrealized appreciation (depreciation) is the difference between the market value of a Fund at the beginning of the Plan year and the quoted market price of the Fund at the applicable valuation date. The change in unrealized appreciation (depreciation) during the years ended December 31, 1997, 1996 and 1995 is set forth below:

                                                                  Unrealized
                                        Beginning                Appreciation
         Investment Funds                of Year    End of Year (Depreciation)

             1997
Commonwealth Energy System
   Common Share Fund                    $45,274,263 $ 71,214,393  $25,940,130
Vanguard Windsor II Fund                 28,788,085   43,671,213   14,883,128
Vanguard Fixed Income Securities Fund-
   Short-Term Corporate Portfolio            11,114       41,686       30,572
Vanguard Wellington Fund                  7,700,785   11,520,660    3,819,875
Vanguard International Growth Portfolio   1,245,488    1,000,339     (245,149)
Vanguard Index Trust-
   Extended Market Portfolio                717,547    1,454,053      736,506
Vanguard Explorer Fund                      (47,810)     (70,258)     (22,448)
Vanguard LIFEStrategy Funds (1)              11,378      317,441      306,063
                                        $83,700,850 $129,149,527  $45,448,677
             1996
Commonwealth Energy System
   Common Share Fund                    $41,998,465 $ 45,274,263  $ 3,275,798
Vanguard Windsor II Fund                 19,014,915   28,788,085    9,773,170
Vanguard Fixed Income
   Securities Fund-Short-Term
   Corporate Portfolio                       77,171       11,114      (66,057)
Vanguard Wellington Fund                  5,697,767    7,700,785    2,003,018
Vanguard International
   Growth Portfolio                         616,587    1,245,488      628,901
Vanguard Index Trust-
   Extended Market Portfolio                434,098      717,547      283,449
Vanguard Explorer Fund                        -          (47,810)     (47,810)
Vanguard LIFEStrategy Funds (1)               -           11,378       11,378
                                        $67,839,003 $ 83,700,850  $15,861,847
             1995
Commonwealth Energy System
   Common Share Fund                    $28,493,785  $41,998,465  $13,504,680
Vanguard Windsor II Fund                  5,208,271   19,014,915   13,806,644
Vanguard Fixed Income
   Securities Fund-Short-Term
   Corporate Portfolio                     (195,651)      77,171      272,822
Vanguard Wellington Fund                    381,130    5,697,767    5,316,637
Vanguard International
   Growth Portfolio                          15,931      616,587      600,656
Vanguard Index Trust-
   Extended Market Portfolio                (75,809)     434,098      509,907
                                        $33,827,657 $ 67,839,003  $34,011,346

   (1) Consists of four portfolios - Income, Conservative Growth, Moderate Growth, and Growth

<PAGE 32>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    (f) Income Recognition

    Income of the Commonwealth Energy System Common Share Fund consists primarily of dividends on its Common Shares. The allocation of each Fund's earnings to a Participant's account is based on the percent of the Participant's units in the Funds and is allocated daily. Purchases and sales of investments are recorded on a trade-date basis. Interest income is accrued when earned. Dividend income is recorded on the ex-dividend date. Capital gain distributions are included in dividend income.

(3) Participating Companies and Contributions

    Generally, Participants in the Plan are required to make contributions of at least one percent (1%) but not more than sixteen (16%) of their compensation as defined in the Plan. Effective January 1, 1998, the maximum amount a Participant may defer annually was increased to $10,000 from $9,500 previously. This amount is increased from time to time by the Secretary of the Treasury in accordance with the cost of living adjustment factor prescribed in Section 402(g)(1) of the IRC. Compensation is defined to be an employee's authorized basic salary (including any "lump sum payment" under the authorized basic compensation pay program), except that in the case of sales personnel compensated in whole or in part by commissions, compensation shall be considered to equal ninety percent (90%) of the average compensation earned by such employee in the preceding four calendar quarters but not less than each employee's authorized basic compensation. Salary deferral contributions by employees are made to the Plan by payroll deduction. The Employer contributes an additional amount equal to each employee's contribution, up to a maximum of four percent (4%) of each employee's basic compensation rate, as previously defined, and up to five percent (5%) for those employees no longer eligible for postretirement health benefits.

    Effective January 1, 1998, a regular employee, who was not a Member of the Plan as of December 31, 1997, is eligible to participate in the Plan on January 1, 1998. A regular employee who is hired after December 31, 1997 will become eligible to participate in the Plan on the first day of the second month following his or her initial date of employment. The employer matching contribution will not begin until the first day of the month that follows the employee's completion of one full year of eligibility service (completion of one-thousand (1,000) hours of service in a twelve-month period). Previously, employees were eligible to join the Plan upon completion of their eligibility service. A Participant is fully vested in and has a nonforfeitable right to the value of his or her Member, Pay Deferral and Company Accounts at all times.

    Any eligible employee may change his or her contribution percentage as of the first day of any month by contacting Vanguard Participant Services by the fifteenth day of the preceding month.

<PAGE 33>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

    The participating system companies and contributions for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                             Employee Contributions
                                          1997          1996         1995

    Cambridge Electric Light Company  $  654,877    $  658,553   $  654,474
    Canal Electric Company               661,950       684,476      642,435
    Commonwealth Electric Company      3,693,090     3,814,155    3,687,316
    Commonwealth Gas Company           2,682,350     2,134,806    2,749,403
    COM/Energy Services Company          998,047     1,002,899      945,449
    Advanced Energy Systems, Inc.         19,209         -            -
    COM/Energy Marketing, Inc.            17,990         -            -
                                      $8,727,513    $8,294,889   $8,679,077


                                             Employer Contributions
                                          1997          1996         1995

    Cambridge Electric Light Company  $  302,097    $  310,388   $  317,289
    Canal Electric Company               256,419       260,990      258,375
    Commonwealth Electric Company      1,672,192     1,788,366    1,813,432
    Commonwealth Gas Company           1,366,255     1,108,006    1,439,253
    COM/Energy Services Company          558,343       585,299      564,381
    Advanced Energy Systems, Inc.          6,784         -            -
    COM/Energy Marketing, Inc.            10,349         -            -
                                      $4,172,439    $4,053,049   $4,392,730

    Participation by employees is voluntary and may begin as of the first day of any month by notifying the respective employer in writing on or before the fifteenth day of the preceding month coincident with or next following eligibility. Of the 1,781 individuals eligible to participate at December 31, 1997, 1,748 (98.1%) Participants were active and fully vested in the Plan.

(4) Investments

    (a) Description of Investment Funds

    The following is a description of the twelve Investment Funds in which a Participant may allocate his or her contributions and matching Employer contributions:

    Commonwealth Energy System Common Share Fund - Consists of Common Shares of Beneficial Interest of Commonwealth Energy System purchased on the open market or through the System's Dividend Reinvestment and Common Share Purchase Plan. The System's Common Shares may also be acquired directly from the System, if such Common Shares are made available by the Board of Trustees of the System, based on the fair market value at the time of acquisition. The Common Shares are acquired with employee contributions and Employer contribu-tions, dividends and interest income. The Trustee, at its discretion, will determine the manner in which such shares may be acquired. The Fund provides the possibility of long-term growth through increases in the market value of

<PAGE 34>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

the Common Shares and the reinvestment of the dividends. Participants may not allocate more than fifty percent (50%) of their contributions to this Fund.

    Vanguard Money Market Reserves-Prime Portfolio - A mutual fund that seeks the maximum current income that is consistent with preservation of capital and liquidity. Value is added primarily by emphasizing specific issues and sectors of the money market that appear to be attractively priced based upon historical yield spread relationships. Average maturity for the Fund is normally maintained in the range of 30-70 days, and the Fund can own no security with a maturity longer than one year. Such money market instruments include domestic certificates of deposit and bankers' acceptances, commercial paper, U.S. Treasury and Government agency securities and repurchase agree-ments on such securities and up to fifty percent (50%) of net assets can be invested in Eurodollar certificates of deposit issued by approved U.S. banks.

    Vanguard Windsor II - A mutual fund having a primary objective to provide long-term growth of capital and income. As a secondary objective, the Fund seeks a reasonable level of current income. The Fund is a value-oriented growth and income fund seeking investment opportunities primarily in common stocks that are out of favor or undervalued.

    Vanguard Fixed Income Securities Fund-Short-Term Corporate Portfolio - A mutual fund that seeks to provide a high level of current income consistent with a two to three-year average maturity. By investing in relatively short maturity investment-grade bonds, the Portfolio is designed to help preserve capital.

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

    Vanguard International Growth Portfolio - A mutual fund that seeks long-term capital growth by investing in common stocks of companies based outside the United States that have above-average growth potential.

    Vanguard Index Trust-Extended Market Portfolio - A mutual fund that attempts to provide investment results that parallel the performance of the unmanaged Wilshire 4500 Equity Index, an index consisting primarily of mid-and small capitalization companies. To minimize tracking errors and to allocate the Portfolio's transaction costs (bid/ask spreads, commissions and market impact) equitably since these costs are not reflected in the performance of market indexes, the Portfolio assesses a 0.25% transaction fee on shares purchased.

    Vanguard Explorer Fund - A mutual fund that seeks long-term growth of capital by investing primarily in common stocks of small and emerging growth

<PAGE 35>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

companies.

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

    (b) Investment Funds Accounts

    The Board maintains for each Participant in the Plan, under each Fund in which all or part of his or her contributions and the applicable Employer contributions are invested, a separate Member Account that includes a Pay Deferral Account for current pre-tax contributions. In addition, the Member Account may include previous after-tax contributions. The Board also maintains a separate Company Account (for each Participant) that includes Employer contributions made on behalf of Participants. These Accounts reflect the portion of each Participant's interest in the Fund that is attributable to the contributions to such Accounts.

    The Plan permits Participants to transfer amounts between Funds on a daily basis, subject to certain limitations.

    Effective January 1, 1998, a Participant may request to rollover an "eligible rollover distribution" as defined in Section 402(c)(4) of the IRC from a qualified plan or a distribution from a conduit Individual Retirement Account to the Plan. The Board will maintain a separate Rollover Account for each Participant and all Participants are fully vested in their Rollover Account at all times.

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

    A Participant's choice of contribution allocation to eligible Funds will continue until changed by such Participant. Investment designations may be changed daily by contacting a Vanguard Participant Services representative.

    All interest, dividends, and other income, as well as any cash from the sale or exchange of securities or other property produced by each of the Funds will be reinvested in the same Fund that produced such interest, dividends and

<PAGE 36>

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

other income.

(5) Party in Interest

    Commonwealth Energy System is a "party in interest" as that term is defined in Section 3.14 of ERISA.

    Certain transactions involving the acquisition and distribution of securities are made at the direction of Participants in the Plan who elect to participate in the Commonwealth Energy System Common Share Fund as one of their investment options. These transactions are reflected in the accompanying financial statements at market value and are net of brokerage commissions relating to the acquisition of these securities.

    During the years ended December 31, 1997, 1996 and 1995, the Plan Trustee purchased Common Shares of Commonwealth Energy System, made distributions of Common Shares to Participants and sold Common Shares to accommodate cash distributions as follows:

                      Commonwealth Energy System Common Share Fund
                  Shares                       Shares Sold / Distributed
                Purchased        Cost         Shares      Aggregate Value

    1997         198,067      $4,667,158      721,145        $10,862,830
    1996         258,747       9,134,782      453,158          8,876,352
    1995         360,946       7,226,244      414,822          5,706,748

    The Plan Trustee also represents a party in interest to the Plan due to the Plan's investments in Funds of the Plan Trustee.

(6) Loans to Plan Participants

    Participants may request a loan from the Plan for a minimum amount of $1,000. The amount of the loan shall not exceed the lesser of $50,000 or fifty percent (50%) of the balance of the Participant's total value in the various Funds of the Plan. The interest rate on a loan is based on the prime rate at BankBoston, N.A. on the first day of the quarter preceding the loan request plus one percent. Participants may choose a repayment period of one to five years. For the years 1997, 1996 and 1995, the interest rates ranged from 9.5% to 10%.

    Eligible Participants have the option of securing a second loan from the Plan including requests for up to a thirty (30) year loan to purchase a primary residence.

(7) Reportable Transactions

    Under ERISA, transactions which, individually or in the aggregate with the same issuer, exceed five percent (5%) of the current value of Plan assets at the beginning of the Plan year are "reportable transactions." Details of these reportable transactions are set forth in Schedule II of this report.

<PAGE 37>

Schedule I

                                                    Employer Identification
                                                       Number: 04-1662010
                                                    Plan Number: 091187

                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                       ITEM 27A: SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1997

                                                                Market Value
Name of Issuer and                   Number of                   at End of
    Title of Issue                Shares or Units     Cost         Period

Commonwealth Energy System
    Common Share Fund:

  Common Shares of
    Beneficial Interest -
    Commonwealth Energy System*        2,665,415   $ 40,721,007  $ 88,626,418

Vanguard Funds*:

  Money Market Reserves-
    Prime Portfolio                   25,809,453     25,809,453    25,809,453
  Windsor II                           3,855,142     75,297,619   110,334,177
  Fixed Income Securities Fund-
    Short-Term Corporate Portfolio       496,570      5,351,640     5,367,919
  Wellington                           1,531,336     35,992,819    45,097,834
  International Growth Portfolio         577,907      8,927,674     9,471,899
  Index Trust-
    Extended Market Portfolio            224,852      5,718,340     6,914,193
  Vanguard Explorer Fund                  53,179      2,986,614     2,940,817
  Vanguard LIFEStrategy Fund -
    Income Portfolio                      36,638        439,223       455,415
  Vanguard LIFEStrategy Fund -
    Conservative Growth Portfolio         62,798        797,944       841,499
  Vanguard LIFEStrategy Fund -
    Moderate Growth Portfolio            124,021      1,715,063     1,836,746
  Vanguard LIFEStrategy Fund -
    Growth Portfolio                     102,937      1,523,563     1,651,103
    Total Vanguard Funds                            164,559,952   210,721,055

    Total Investments                              $205,280,959  $299,347,473

Loans to Participants                              $  8,939,289  $  8,939,289

  * Represent parties in interest to the Plan

         The accompanying notes are an integral part of this schedule.

<PAGE 38>

Schedule II

                                                   Employer Identification
                                                      Number: 04-1662010
                                                   Plan Number: 091187


                            EMPLOYEES SAVINGS PLAN
            OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

               ITEM 27D: SCHEDULE OF REPORTABLE TRANSACTIONS (a)

                     FOR THE YEAR ENDED DECEMBER 31, 1997



                                                            Purchase
PURCHASES                                                     Price

Vanguard International Growth Portfolio (b)               $ 7,215,563

Vanguard Money Market Reserves-
  Prime Portfolio (b)                                      30,353,275

Vanguard Windsor II Fund (b)                               31,704,791

Vanguard Wellington Fund (b)                               13,961,043

Commonwealth Energy System
  Common Share Fund (b)                                    13,989,333


                                                  Selling         Historical
SALES                                              Price             Gain

Vanguard International
   Growth Portfolio (b)                          $ 6,890,780      $  465,802

Vanguard Money Market Reserves-
   Prime Portfolio (b)                            33,092,740           -

Vanguard Windsor II Fund (b)                      24,914,690       6,684,232

Vanguard Wellington Fund (b)                      10,542,652       2,125,014

Commonwealth Energy System
   Common Share Fund (b)                          27,656,201       8,224,434


(a) Fund investments with transactions or a series of transactions in excess of five percent (5%) of the current value of the Plan's assets as of the beginning of the Plan year.
(b)  Represent parties in interest to the Plan



         The accompanying notes are an integral part of this schedule.