Form 10-Q
period 1998-03-31
COMMONWEALTH ENERGY SYSTEM
filed 1998-05-15
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

                                                   Outstanding at
         Class of Common Stock                      May 1, 1998

      Common Shares of Beneficial
      Interest, $2 par value                       21,533,820 shares
<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)


                                                    March 31,    December 31,
                                                      1998           1997
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1,178,184   $1,173,797
  Gas                                                  375,923      373,541
  Other                                                 73,788       72,475
                                                     1,627,895    1,619,813
  Less - Accumulated depreciation and
           amortization                                596,677      577,962
                                                     1,031,218    1,041,851
  Add - Construction work in progress
          and nuclear fuel in process                   10,188        8,057
                                                     1,041,406    1,049,908

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           10,739       10,368
  Other investments                                      3,301        3,399
                                                        14,040       13,767

CURRENT ASSETS
  Cash                                                   5,022        4,299
  Accounts receivable                                  140,715      128,946
  Unbilled revenues                                     13,590       32,029
  Inventories, at average cost                          23,629       32,644
  Prepaid taxes and other                               10,660       15,068
                                                       193,616      212,986

DEFERRED CHARGES
  Regulatory assets                                    187,262      178,864
  Other                                                 28,368       29,525
                                                       215,630      208,389

                                                    $1,464,692   $1,485,050



                            See accompanying notes.
<PAGE 3>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    March 31,  December 31,
                                                       1998        1997
                                                    (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,533,820 in 1998 and
        21,531,784 in 1997                          $   43,068   $   43,063
    Amounts paid in excess of par value                111,991      111,912
    Retained earnings                                  292,385      275,795
                                                       447,444      430,770
  Redeemable preferred shares, less current
    sinking fund requirements                           12,140       12,200
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        353,262      364,311
                                                       812,846      807,281

CAPITAL LEASE OBLIGATIONS                               11,530       12,272

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              74,925       94,075
    Maturing long-term debt                             29,000       19,000
                                                       103,925      113,075

  Other Current Liabilities -
    Current sinking fund requirements                    8,473        8,473
    Accounts payable                                    66,951      107,157
    Accrued taxes                                       44,205       24,205
    Other                                               75,493       58,922
                                                       195,122      198,757
                                                       299,047      311,832

DEFERRED CREDITS
  Accumulated deferred income taxes                    166,026      176,354
  Nuclear units' purchased power contracts              63,004       69,659
  Unamortized investment tax credits
     and other                                         112,239      107,652
                                                       341,269      353,665

COMMITMENTS AND CONTINGENCIES

                                                    $1,464,692   $1,485,050

                            See accompanying notes.
<PAGE 4>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                        CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                                        1998       1997


OPERATING REVENUES
  Electric                                            $155,804     $176,804
  Gas                                                  115,139      132,267
  Steam and other                                        5,661        7,119
                                                       276,604      316,190
OPERATING EXPENSES
  Fuel and purchased power                              86,608      106,259
  Cost of gas sold                                      55,377       72,110
  Other operation and maintenance                       58,490       60,594
  Depreciation                                          16,179       15,512
  Taxes -
    Local property and other                             8,790        9,149
    Federal and state income                            16,106       16,674
                                                       241,550      280,298
OPERATING INCOME                                        35,054       35,892

OTHER INCOME                                               695          649

INCOME BEFORE INTEREST CHARGES                          35,749       36,541

INTEREST CHARGES
  Long-term debt                                         8,517        8,404
  Other interest charges                                 1,673        1,737
                                                        10,190       10,141
NET INCOME                                              25,559       26,400
  Dividends on preferred shares                            237          252
EARNINGS APPLICABLE TO COMMON SHARES                  $ 25,322     $ 26,148

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         21,532,463   21,530,378

BASIC AND DILUTED EARNINGS PER COMMON SHARE              $1.18        $1.21

DIVIDENDS DECLARED PER COMMON SHARE                      $.405        $.395







                            See accompanying notes.
<PAGE 5>


              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                                       1998        1997


OPERATING ACTIVITIES
  Net income                                        $ 25,559     $ 26,400
  Effects of noncash items -
    Depreciation and amortization                     18,719       19,993
    Deferred income taxes and investment
      tax credits, net                                  (341)       2,082
    Earnings from corporate joint ventures              (488)        (456)
  Dividends from corporate joint ventures                107          382
  Change in working capital, exclusive of cash
    and interim financing                             16,458       21,411
  Transition costs deferral                          (14,332)         -
  All other operating items                           (4,560)     (14,446)
Net cash provided by operating activities             41,122       55,366

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC) -
      Electric                                        (6,369)      (5,908)
      Gas                                             (2,875)      (2,637)
      Other                                           (1,923)        (651)
Net cash used for investing activities               (11,167)      (9,196)

FINANCING ACTIVITIES
  Payment of dividends                                (8,969)      (8,757)
  Payment of short-term borrowings                   (19,150)     (30,375)
  Sinking funds payments                              (1,113)      (1,104)
Net cash used for financing activities               (29,232)     (40,236)
Net increase in cash                                     723        5,934
Cash at beginning of period                            4,299        1,495
Cash at end of period                               $  5,022     $  7,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $ 10,509     $  9,627
    Income taxes                                    $  5,294     $  4,112





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

        The system has 1,698 regular employees including 1,066 (63%) represented by various collective bargaining units. One of these collec-tive bargaining units, representing approximately 5% of regular employees, recently reached an agreement on a new five-year contract that remains in effect until April 30, 2003. Upon expiration of another contract (representing approximately 5% of regular employees) scheduled to expire on September 1, 1998, a new agreement, which has already been ratified, will become effective through March 1, 2001. A third agreement (representing 2% of regular employees) is scheduled to expire in September 1998.

        During the second quarter of 1997, the system initiated a voluntary personnel reduction program. As a result of this program, the total number of regular employees declined by approximately 15% since December 31, 1996.

    Accounting Policies

    (a) Principles of Accounting

        The system's significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the system follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

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

        The unaudited financial statements for the periods ended March 31, 1998 and 1997, reflect, in the opinion of the System, all adjustments necessary to summarize fairly the results for such periods. In addition,
<PAGE 7>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consumption of energy and Commonwealth Gas' seasonal rate structure.

    (b) Regulatory Assets and Liabilities

        The system's operating utility companies are regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (DTE).

        Based on the current regulatory framework, the system accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulated subsidiaries of the System have established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the system are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts the system's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the system believes that its regulatory assets, including those related to generation, are probable of future recovery.

        As a result of electric industry restructuring, the system's retail electric companies discontinued application of accounting principles applied to their investment in electric generation facilities effective March 1, 1998. The system will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Condensed Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.









<PAGE 8>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

        The principal regulatory assets included in deferred charges were as follows:

                                                      March 31,   December 31,
                                                         1998        1997
                                                      (Dollars in thousands)

      Maine Yankee unrecovered plant and
         decommissioning costs                         $ 33,660    $ 34,908
      Fuel charge stabilization                          28,486      29,655
      Connecticut Yankee unrecovered plant and
         decommissioning costs                           27,398      28,566
      Postretirement benefits costs                      25,048      25,475
      Power contract buy-out                             16,915      17,609
      Transition costs                                   14,368         -
      Deferred income taxes                              13,130      13,089
      FERC Order 636 transition costs                     6,994       7,336
      Yankee Atomic unrecovered plant and
         decommissioning costs                            5,738       6,184
      Seabrook related costs                              3,798       4,324
      Other                                              11,727      11,718
                                                       $187,262    $178,864

         The regulatory liabilities, reflected in deferred credits in the accompanying Condensed Balance Sheets and related primarily to deferred income taxes, were $13.6 million and $14.1 million at March 31, 1998 and December 31, 1997, respectively.

         In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the System's electric subsidiaries filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which the System's retail electric subsidiaries began, on March 1, 1998, to initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill requires. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

         The cost of transitioning to competition will be mitigated, in part, through the divestiture of the system's non-nuclear generating assets in an auction process that is expected to be completed in 1998. Any net proceeds in excess of book value received from the divestiture of these assets will be used to mitigate transition costs.
<PAGE 9>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The system's ability to recover its transition costs will depend on several factors, including the aggregate amount of transition costs the system will be allowed to recover and the market price of electricity. Management believes that the system will recover its transition costs. A change in any of the above listed factors or in the current legislation could affect the recovery of transition costs and may result in a loss to the system. For additional information relating to industry restructuring, see the "Industry Restructuring - Electric" section under Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Commitments and Contingencies

    Capital Expenditures

         Construction Program

         The system is engaged in a continuous construction program presently estimated at $248.6 million for the five-year period 1998 through 2002. Of that amount, $60.7 million is estimated for 1998. The program is subject to periodic review and revision.

         Acquisition

         The system, through its Advanced Energy Systems, Inc. subsidiary, tentatively agreed to purchase a total energy plant that is owned by Harvard University and located in the Longwood Medical Area of Boston for $146.3 million. This transaction is expected to be closed in the second quarter of 1998. Revenues from this facility for fiscal years ended June 30, 1997 and 1996 were $58 million and $53.9 million, respectively.
<PAGE 10>


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

         For the first three months of 1998, cash flows from operating activities amounted to approximately $41.1 million and reflect net income of $25.6 million and noncash items including depreciation of $16.2 million and amortization of $2.5 million. The change in working capital since December 31, 1997, exclusive of cash and interim financing, amounted to $16.5 million and had a positive impact on cash flows from operating activities, reflecting lower unbilled revenues ($18.4 million), inventory levels ($9 million), and prepaid taxes ($5.4 million), coupled with a higher level of accrued taxes ($20 million) and other current liabilities ($16.6 million). These factors were offset, in part, by a higher level of accounts receivable ($11.8 million) and a decline in accounts payable ($40.2 million).

         Construction expenditures for the first three months of 1998 were approximately $11.2 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures, preferred and common dividend requirements of the System ($9 million) and the payment of short-term borrowings ($19.2 million) were funded entirely with internally-generated funds.

         The system, through its Advanced Energy Systems, Inc. subsidiary, tentatively agreed to purchase a total energy plant (MATEP), that is owned and operated by Harvard University and located in the Longwood Medical Area of Boston for $146.3 million. A lender has been chosen to provide the debt financing for this acquisition. In addition, the System will provide the necessary equity infusion with the proceeds from a two-year bank loan. It is projected that this new venture will increase system revenues by approximately $45 million in 1998 and, on average, by approximately $65 million in the years 1999 through 2002. This transaction is expected to be closed in the second quarter of 1998.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the
<PAGE 11>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

    periods included in the accompanying Condensed Statements of Income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

         A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1998 and 1997 and unit sales for these periods are shown below:

                                                         Three Months
                                                        Ended March 31,
                                                         1998 and 1997
                                                      Increase (Decrease)
                                                    (Dollars in thousands)

Operating Revenues -
  Electric                                            $(21,000)   (11.9)%
  Gas                                                  (17,128)   (12.9)
  Steam and other                                       (1,458)   (20.5)
                                                       (39,586)   (12.5)
Operating Expenses -
  Fuel and purchased power                             (19,651)   (18.5)
  Cost of gas sold                                     (16,733)   (23.2)
  Other operation and maintenance                       (2,104)    (3.5)
  Depreciation                                             667      4.3
  Taxes -
    Local property and other                              (359)    (3.9)
    Federal and state income                              (568)    (3.4)
                                                       (38,748)   (13.8)

Operating Income                                          (838)    (2.3)

Other Income                                                46      7.1

Income Before Interest Charges                            (792)    (2.2)

Interest Charges                                            49      0.5

Net Income                                                (841)    (3.2)

Dividends on preferred shares                              (15)    (6.0)

Earnings Applicable to Common Shares                  $   (826)    (3.2)


Unit Sales -
  Electric - Megawatthours (MWH)
    Retail                                               6,971      0.6
    Wholesale                                          (33,007)    (2.8)
                                                       (26,036)    (1.1)

  Gas - Billions of British Thermal Units (BBTU)
    Firm                                                (2,799)   (16.2)
    Interruptible and other                                312     24.9
                                                        (2,487)   (13.4)
<PAGE 12>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The following is a summary of electric unit sales and gas throughput for the periods indicated:
                                                       Three Months Ended
                                                            March 31,
                                                       1998          1997
Electric Sales - MWH
  Residential                                          472,219      474,051
  Commercial                                           596,860      589,588
  Industrial                                           101,280       99,772
  Other                                                  6,688        6,665
       Total retail                                  1,177,047    1,170,076
  Wholesale to other systems                         1,140,327    1,173,334
       Total                                         2,317,374    2,343,410

Gas Sales - BBTU
  Residential                                            8,768        9,882
  Commercial                                             4,052        4,850
  Industrial                                               815        1,573
  Other                                                    823          952
       Total firm                                       14,458       17,257
  Off-system                                             1,037          797
  Interruptible and other                                  526          454
       Total                                            16,021       18,508
  Transportation                                         2,367        1,194
       Total throughput                                 18,388       19,702

  Electric Revenues, Fuel and Purchased Power Costs

         For the first quarter of 1998, electric operating revenues decreased by approximately $21 million or 11.9% mainly due to lower fuel and purchased power costs ($19.7 million) and a decrease in conservation and load management (C&LM) costs ($1.4 million). During the quarter, the 18.5% decrease in fuel and purchased power costs reflects lower fuel costs and a $14.3 million deferral of costs in conjunction with the system's electric restructuring plan as approved by the DTE. The system has unbundled its rates, provided customers with a ten percent discount as of March 1, 1998 and affords customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the system's retail subsidiaries include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

  Gas Revenues and Cost of Gas Sold

         For the first three months of 1998, gas operating revenues decreased by approximately $17.1 million or 12.9% due primarily to lower firm unit sales (16.2%) and, to a lesser extent, lower gas costs.

<PAGE 13>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

         The decrease in unit sales to firm customers reflects the impact of the milder weather conditions experienced during the first quarter on all customer segments. For the current quarter, heating degree days totaled 2,755 which is 7.1% lower than last year and 13.7% below the normal level of 3,192. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

         For the first three months of 1998, other operation and maintenance decreased $2.1 million, or 3.5%, reflecting savings realized from a personnel reduction program (PRP) that was initiated during the second quarter of 1997 and lower conservation and load management costs ($1.4 million) partially offset by higher costs relating to information technology, telecommunications and network services ($3.2 million) which includes costs associated with Year 2000 compliance.

         Depreciation increased 4.3% or $667,000 due to a higher level of depreciable plant. The $359,000 (3.9%) decrease in local property and other taxes was due primarily to a decrease in payroll taxes attributable to savings realized from the aforementioned PRP. This decrease was partially offset by higher property tax rates and assessments within the system's service territory. Federal and state income taxes decreased $568,000 (3.4%) and reflect the reduced level of pretax income.

  Industry Restructuring - Electric

         On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subsequent increase in the discount on standard offer service of up to 15 percent upon completion of divestiture of non-nuclear generating assets and possible securitization of net non-mitigable stranded costs (which, for the system, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of transition costs subject to review and an audit process.

         The system filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. While the system is encouraged with the treatment afforded stranded or transition cost recovery by the legislation and the DTE, the mandated customer discount could have a significant impact on future cash flows of the system.

         It is now likely that a referendum will appear on the ballot in November of this year that is seeking to repeal the legislation.
  Management is unable to predict what the ultimate outcome of this challenge will be.

         In March 1997, the system submitted a report to the DTE that detailed the proposed auction process for selling its electric generation assets and entitlements. The process included a standard sealed-bid
<PAGE 14>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  auction for generation assets and entitlements from purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August followed by an Offering Memorandum in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the system selected a short list of potential bidders, each of whom submitted a final binding bid on May 8, 1998. The ultimate selection of the winning bidder or bidders is expected to be made after a two-week evaluation period. The closing process and the required regulatory filings are expected to be completed in 1998.

  Industry Restructuring - Gas

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

         Commonwealth Gas and eight other gas utilities initiated the Massachusetts Gas Unbundling Collaborative (the Collaborative) on September 15, 1997, to explore and develop generic principles to achieve the goals set forth by the DTE. Collaborative participants represented a broad array
  <PAGE 15>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  of stakeholder interests including the utilities, natural gas marketers, interstate pipelines, producers, energy consultants, labor unions, consumer advocates and representatives for the DTE, the Massachusetts Attorney General's Office, and the Massachusetts Division of Energy Resources.

         On November 15, 1997, the Collaborative filed a status report with the DTE that outlined its progress in moving the gas industry to a more competitive structure that provides all customers with meaningful access to competitive markets consistent with public-policy objectives. The status report summarized the substantive issues that had been the subject of Collaborative discussion, including: (1) the disposition of interstate pipeline capacity; (2) the unbundling of rates; (3) customer enrollment, billing, termination, and information exchange procedures; and, (4) consumer protections, low-income discounts, and competitive supplier registration. The status report also established a schedule to implement a final unbundling plan by November 1, 1998.

         In accordance with that schedule, the Collaborative submitted to the DTE a Rate Unbundling Status Report on January 16, 1998. The report detailed an overall process for developing unbundled rates consistent with the DTE's rate structure goals of efficiency, fairness, simplicity, continuity and earnings stability. In response to the Collaborative's proposal, the DTE ordered Commonwealth Gas to submit, by April 15, 1998, a consensus-based settlement, or partial settlement, of unbundled rate tariffs designed according to the general concepts set forth in the report. Subsequently, the DTE granted Commonwealth Gas a one-month extension to reach a settlement with the Collaborative's participants.

         On March 18, 1998, the Collaborative filed a second status report that summarized the progress made by the Collaborative since it had last updated the DTE on its activities. The Collaborative reported that it had made substantial progress in the areas of rate unbundling and terms and conditions for unbundled services. The report also described at least two policy issues, capacity disposition and cost responsibility, on which the Collaborative's participants require specific regulatory guidance before completing a comprehensive framework for the transition to a more competitive market structure. In response to the March report, the DTE issued a Notice of Inquiry to address the Collaborative's unresolved issues. On May 1, 1998, Commonwealth Gas filed initial written comments in the proceeding arguing in favor of a mandatory capacity assignment proposal.

  Environmental Matters

         Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. The DTE has approved recovery of costs associated with MGP sites. Commonwealth Gas is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the System's 1997 Annual Report on Form 10-K.
<PAGE 16>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

  New Accounting Standard

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The impact of SOP 98-5 is not expected to have a material impact on the system's results of operations or financial condition.

  Year 2000

         The system has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the system expects to complete the balance of the modifications by early 1999.

         Costs associated with Year 2000 compliancy are being expensed as incurred. The total cost of this project is expected to be funded with internally generated funds.

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

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including when Cambridge Electric was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DTE decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed. This issue is discussed more fully in the System's 1997 Annual Report on Form 10-K. At this time, management is unable to predict the ultimate outcome of this proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 7, 1998.

       (b) The three nominees, Sheldon A. Buckler, Betty L. Francis and Michael C. Ruettgers, listed in the System's Notice of 1998 Annual Meeting and Proxy Statement dated March 30, 1998 were elected to the Board of Trustees of Commonwealth Energy System.

       (c) As set forth in the System's Notice of 1998 Annual Meeting and Proxy Statement dated March 30, 1998 as Item 2, a proposal to consent to an amendment to Section 22 of the System's Declaration of Trust, which sets forth the conditions under which presently authorized but unissued Common Shares of the System may be issued by the Trustees without the vote or written consent of a majority of the Common Shareholders outstanding at the time, was voted on and approved at the 1998 Annual Shareholders' Meeting. There were 14,409,794 (66.9%) Common Shares voted for this proposal, 953,847 (4.4%) Common Shares voted against this proposal, 236,612 (1.1%) Common Shares abstained and 5,933,567 (27.6%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.
<PAGE 18>

              COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

       (d) As set forth in the System's Notice of 1998 Annual Meeting and Proxy Statement dated March 30, 1998 as Item 3, a proposal to adopt a Restricted Common Share Plan for the Trustees of Commonwealth Energy System was voted on and approved at the 1998 Annual Shareholders' Meeting. There were 16,794,297 (78.0%) Common Shares voted for this proposal, 1,074,885 (5.0%) Common Shares voted against this proposal, 278,085 (1.3%) Common Shares abstained and 3,386,553 (15.7%) Common Shares were not voted.

       (e) A shareholder proposal that was set forth in the System's Notice of 1998 Annual Meeting and Proxy Statement requesting the Board of Trustees to repeal the classified board and institute annual election of trustees was postponed by the proponent as he was unable to attend the 1998 Annual Shareholders' Meeting.


Item 5.     Other Information

       None.


Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1998.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1998.
<PAGE 19>


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




Date:  May 15, 1998