Form 10-Q
period 1998-06-30
COMMONWEALTH ENERGY SYSTEM
filed 1998-08-14
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

                                                    Outstanding at
         Class of Common Stock                      August 1, 1998

      Common Shares of Beneficial
      Interest, $2 par value                       21,533,820 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)


                                                     June 30,    December 31,
                                                       1998          1997
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                          $1,185,822   $1,173,797
  Gas                                                  379,204      373,541
  Other                                                119,573       72,475
                                                     1,684,599    1,619,813
  Less - Accumulated depreciation and
           amortization                                608,659      577,962
                                                     1,075,940    1,041,851
  Add - Construction work in progress
          and nuclear fuel in process                   11,558        8,057
                                                     1,087,498    1,049,908

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                           10,959       10,368
  Other investments                                      3,232        3,399
                                                        14,191       13,767

CURRENT ASSETS
  Cash                                                   2,144        4,299
  Accounts receivable                                  103,664      128,946
  Unbilled revenues                                      8,185       32,029
  Inventories, at average cost                          30,238       32,644
  Prepaid taxes and other                                8,534       15,068
                                                       152,765      212,986

DEFERRED CHARGES
  Regulatory assets                                    200,996      178,864
  Other                                                 60,731       29,525
                                                       261,727      208,389

                                                    $1,516,181   $1,485,050



                            See accompanying notes.

<PAGE 3>

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                     June 30,  December 31,
                                                       1998        1997
                                                    (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,533,820 in 1998 and
        21,531,784 in 1997                          $   43,068   $   43,063
    Amounts paid in excess of par value                112,043      111,912
    Retained earnings                                  284,480      275,795
                                                       439,591      430,770
  Redeemable preferred shares, less current
    sinking fund requirements                           11,950       12,200
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt        343,164      364,311
                                                       794,705      807,281

CAPITAL LEASE OBLIGATIONS                               11,322       12,272

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             226,625       94,075
    Maturing long-term debt                             29,000       19,000
                                                       255,625      113,075

  Other Current Liabilities -
    Current sinking fund requirements                    8,473        8,473
    Accounts payable                                    75,228      107,157
    Accrued taxes                                        4,109       24,205
    Other                                               80,039       58,922
                                                       167,849      198,757
                                                       423,474      311,832

DEFERRED CREDITS
  Accumulated deferred income taxes                    114,066      176,354
  Nuclear units' purchased power contracts              64,520       69,659
  Unamortized investment tax credits
     and other                                         108,094      107,652
                                                       286,680      353,665

COMMITMENTS AND CONTINGENCIES

                                                    $1,516,181   $1,485,050

                            See accompanying notes.

<PAGE 4>


                          COMMONWEALTH ENERGY SYSTEM

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

          (Dollars in thousands except per share amounts - unaudited)

                                   Three Months Ended      Six Months Ended
                                    1998        1997       1998        1997
OPERATING REVENUES
  Electric                         $139,393   $157,251    $295,197   $334,055
  Gas                                58,235     60,930     173,374    193,197
  Steam and other                     6,663      3,763      12,324     10,882
                                    204,291    221,944     480,895    538,134

OPERATING EXPENSES
  Fuel and purchased power           69,398     85,786     156,006    192,045
  Cost of gas sold                   35,526     30,627      90,903    102,737
  Other operation and maintenance    66,244     79,593     124,734    140,187
  Depreciation                       14,377     12,808      30,556     28,320
  Taxes -
    Federal and state income            912     (1,280)     17,018     15,394
    Local property and other          6,288      6,617      15,078     15,776
                                    192,745    214,151     434,295    494,449

OPERATING INCOME                     11,546      7,793      46,600     43,685

OTHER INCOME                            804        981       1,499      1,630

INCOME BEFORE INTEREST CHARGES       12,350      8,774      48,099     45,315

INTEREST CHARGES
  Long-term debt                      8,703      8,385      17,220     16,789
  Other interest charges              2,678      1,813       4,445      3,618
  Allowance for borrowed funds
    used during construction            (96)       (90)       (200)      (158)
                                     11,285     10,108      21,475     20,249
NET INCOME (LOSS)                     1,065     (1,334)     26,624     25,066
  Dividends on preferred shares         237        251         474        503
EARNINGS (LOSS) APPLICABLE
  TO COMMON SHARES                 $    828   $ (1,585)   $ 26,150   $ 24,563
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             21,533,820 21,531,784  21,533,141 21,530,144

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE             $ .03      $(.07)      $1.21      $1.14
DIVIDENDS DECLARED PER
  COMMON SHARE                        $.405      $.395       $.405      $.395





                            See accompanying notes.

<PAGE 5>


                          COMMONWEALTH ENERGY SYSTEM

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                                       1998          1997


OPERATING ACTIVITIES
  Net income                                        $ 26,624       $ 25,066
  Effects of noncash items -
    Depreciation and amortization                     36,447         35,267
    Deferred income taxes and investment
      tax credits, net                                   198         (1,283)
    Earnings from corporate joint ventures              (852)          (870)
  Dividends from corporate joint ventures                277            382
  Change in working capital, exclusive of cash
    and interim financing                             27,637         35,763
  Transition costs deferral                          (30,246)           -
  All other operating items                            6,952        (10,978)
Net cash provided by operating activities             67,037         83,347

INVESTING ACTIVITIES
  Purchase of total energy plant
    and related contracts                           (146,270)           -
  Additions to property, plant and equipment
    (inclusive of AFUDC) -
      Electric                                       (15,462)       (12,938)
      Gas                                             (7,428)        (6,790)
      Other                                           (3,246)          (921)
Net cash used for investing activities              (172,406)       (20,649)

FINANCING ACTIVITIES
  Payment of dividends                               (17,939)       (17,537)
  Proceeds from (payment of) short-term borrowings   132,550        (26,650)
  Long-term debt issue refunded                      (10,000)       (14,260)
  Sinking funds payments                              (1,397)        (1,398)
Net cash provided by (used for)
  financing activities                               103,214        (59,845)
Net increase (decrease) in cash                       (2,155)         2,853
Cash at beginning of period                            4,299          1,495
Cash at end of period                               $  2,144       $  4,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $ 19,544       $ 19,550
    Income taxes                                    $ 22,130       $ 16,933




                            See accompanying notes.

<PAGE 6>


                          COMMONWEALTH ENERGY SYSTEM
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

        The system has 1,792 regular employees including 1,142 (64%) represented by various collective bargaining units. One of these collec-tive bargaining units, representing approximately 5% of regular employees, recently reached an agreement on a new five-year contract that remains in effect until April 30, 2003. Upon expiration of another contract (representing approximately 5% of regular employees) scheduled to expire on September 1, 1998, a new agreement, which has already been ratified, will become effective through March 1, 2001. A third agreement (representing 2% of regular employees) is scheduled to expire in September 1998.

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

        Generally, certain expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Principal items of expense which are allocated other than on the basis of passage of time are depreciation and property taxes of the gas subsidiary, Commonwealth Gas Company (Commonwealth Gas). These expenses are recorded for interim reporting purposes based upon projected gas revenue. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax for each interim period.

        The unaudited financial statements for the periods ended June 30, 1998 and 1997, reflect, in the opinion of the System, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Financial Condition and Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain

<PAGE 7>

                          COMMONWEALTH ENERGY SYSTEM

    prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        As a result of electric industry restructuring, the system's retail electric companies discontinued application of accounting principles applied to their investment in electric generation facilities effective March 1, 1998. The system will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Consolidated Condensed Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

<PAGE 8>

                          COMMONWEALTH ENERGY SYSTEM

        The principal regulatory assets included in deferred charges were as follows:

                                                       June 30,   December 31,
                                                         1998        1997
                                                      (Dollars in thousands)

      Maine Yankee unrecovered plant and
         decommissioning costs                         $ 32,595    $ 34,908
      Transition costs                                   30,554         -
      Fuel charge stabilization                          27,885      29,655
      Connecticut Yankee unrecovered plant and
         decommissioning costs                           26,839      28,566
      Postretirement benefits costs                      24,867      25,475
      Power contract buy-out                             16,515      17,609
      Deferred income taxes                              13,171      13,089
      FERC Order 636 transition costs                     6,652       7,336
      Environmental costs                                 5,548       3,930
      Yankee Atomic unrecovered plant and
         decommissioning costs                            5,086       6,184
      Seabrook related costs                              3,670       4,324
      Other                                               7,614       7,788
                                                       $200,996    $178,864

         The regulatory liabilities, reflected in deferred credits in the accompanying Consolidated Condensed Balance Sheets and related primarily to deferred income taxes, were $13.5 million and $14.1 million at June 30, 1998 and December 31, 1997, respectively.

         In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the System's electric subsidiaries filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the System's retail electric subsidiaries, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

         The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets. The sale is expected to be completed by year-end 1998 pending receipt of the necessary regulatory approvals. The net proceeds from the sale of these assets will be used to mitigate transition costs.

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

         Acquisition

         On June 1, 1998, Advanced Energy Systems, Inc. (AES), a wholly-owned subsidiary of the System, acquired for $146.3 million all of the issued and outstanding shares of capital stock of Harvard University's Medical Area Total Energy Plant, Inc. subsidiary (MATEP) and all rights under customer contracts owned by Harvard University. MATEP's principal asset is a cogeneration plant that provides heating, chilled water service and electricity to several hospitals, medical research centers and teaching institutions in the 200-acre Longwood Medical Area of Boston pursuant to the contracts that were assigned to AES. The purchase price was established through a sealed bid auction process and the transaction was initially financed with a short-term bank loan of $150 million that was subsequently reduced with the proceeds from an equity contribution from the System to AES of approximately $40 million. A long-term financing agreement for approximately $110 million is expected to be finalized in the third quarter of 1998.

         MATEP had revenues of $58 million and net earnings of $7.3 million for the fiscal year ended June 30, 1997. Results for MATEP are included in the accompanying Consolidated Condensed Financial Statements from the date of acquisition.

         The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated based on the fair value of assets acquired and resulted in the recognition of an intangible asset amounting to approximately $31 million that is being amortized on a straight-line basis over fifteen years.

<PAGE 10>

                          COMMONWEALTH ENERGY SYSTEM

         Based on unaudited data, the following pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1998 and 1997 as if the acquisition had occurred at the beginning of the years presented:

                              Three Months Ended           Six Months Ended
                                    June 30,                   June 30,
                                1998          1997         1998        1997
                             (Dollars in thousands except per share amounts)

Revenues                      $212,581    $235,506       $502,985    $566,841

Net Income (Loss)
  Applicable to
  Common Shares               $   (521)   $ (1,941)      $ 24,335    $ 24,483

Basic and Diluted Earnings
  (Loss) per Common Share        $(.02)      $(.09)         $1.13       $1.14

      The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been made at the beginning of the years presented, or of results that may occur in the future.

<PAGE 11>


                          COMMONWEALTH ENERGY SYSTEM

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

         For the first six months of 1998, cash flows from operating activities amounted to approximately $67 million and reflect net income of $26.6 million and noncash items including depreciation of $30.6 million and amortization of $5.8 million. The change in working capital since December 31, 1998, exclusive of cash and interim financing, amounted to $27.6 million and had a positive impact on cash flows from operating activities, reflecting a lower level of accounts receivable ($25.3 million), unbilled revenues ($23.8 million), prepaid taxes ($9.3 million) and inventory ($2.9 million) coupled with a higher level of other current liabilities ($21.1 million). These factors were offset, in part, by a lower level of accrued taxes ($20.1 million), a decline in accounts payable ($31.9 million) and a higher level of other current assets ($2.8 million).

         Construction expenditures for the first half of 1998 were approximately $25.1 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures and the preferred and common dividend requirements of the System ($17.9 million) were funded entirely with internally-generated funds.

         The system, through its Advanced Energy Systems, Inc. subsidiary
    (AES), purchased a total energy plant (MATEP), that was formerly owned and operated by Harvard University and is located in the Longwood Medical Area of Boston, and related contracts for $146.3 million on June 1, 1998. This acquisition was financed, on a short-term basis, through a $150 million term loan agreement that will be repaid with the proceeds from a permanent financing plan that is expected to be completed during the third quarter. The System, pursuant to the permanent financing plan, has provided a $40 million equity contribution to AES with a portion of the proceeds from the aforementioned term loan agreement. The permanent financing plan will also include a $110 million long-term bank loan to AES. It is projected that this new venture will increase system revenues by approximately $45 million in 1998 and, on average, by approximately $65 million in the years 1999 through 2002.

<PAGE 12>

                          COMMONWEALTH ENERGY SYSTEM

         On May 28, 1998, the System announced that three of its subsidiary companies (Commonwealth Electric Company, Cambridge Electric Light Company and Canal Electric Company) have selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company, to buy substantially all of their non-nuclear electric generating assets for $462 million, an amount that is six times the book value of $79 million. The sale is expected to be completed by year-end 1998 pending receipt of the necessary regulatory approvals. The net proceeds from the sale of these assets will be used to mitigate transition costs.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Consolidated Condensed Statements of Income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

<PAGE 13>

                          COMMONWEALTH ENERGY SYSTEM

         A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 1998 and 1997 and unit sales for these periods are shown below:
                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                          1998 and 1997        1998 and 1997
                                                 Increase (Decrease)
                                               (Dollars in thousands)
  Operating Revenues -
      Electric                         $(17,858)   (11.4)%  $(38,858)  (11.6)%
      Gas                                (2,695)    (4.4)    (19,823)  (10.3)
      Steam and other                     2,900     77.1       1,442    13.3
                                        (17,653)    (8.0)    (57,239)  (10.6)
  Operating Expenses -
      Fuel and purchased power          (16,388)   (19.1)    (36,039)  (18.8)
      Cost of gas sold                    4,899     16.0     (11,834)  (11.5)
      Other operation and maintenance   (13,349)   (16.8)    (15,453)  (11.0)
      Depreciation                        1,569     12.3       2,236     7.9
      Taxes -
         Federal and state income         2,192    171.3       1,624    10.5
         Local property and other          (329)    (5.0)       (688)   (4.4)
                                        (21,406)   (10.0)    (60,154)  (12.2)

  Operating Income                        3,753     48.2       2,915     6.7

  Other Income                             (177)   (18.0)       (131)   (8.0)

  Income Before Interest Charges          3,576     40.8       2,784     6.1

  Interest Charges                        1,177     11.6       1,226     6.1

  Net Income                              2,399    179.8       1,558     6.2

  Dividends on preferred shares             (14)    (5.6)        (29)   (5.8)

  Earnings Applicable to Common Shares $  2,413    152.2    $  1,587     6.5

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                            (34,214)    (3.0)    (27,243)   (1.2)
      Wholesale                          24,885      3.6      (8,122)   (0.4)
                                         (9,329)    (0.5)    (35,365)   (0.8)

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                               (1,697)   (24.9)     (4,496)  (18.7)
      Interruptible and other               168     14.2         480    19.7
                                         (1,529)   (19.1)     (4,016)  (15.2)

<PAGE 14>

                          COMMONWEALTH ENERGY SYSTEM

         The following is a summary of electric unit sales and gas throughput for the periods indicated:
                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1998      1997         1998      1997
  Electric Sales - MWH
      Residential                   379,912    420,714     852,131    894,765
      Commercial                    604,001    601,114   1,200,861  1,190,702
      Industrial                    114,247    110,245     215,527    210,017
      Other                           4,955      5,256      11,643     11,921
         Total retail sales       1,103,115  1,137,329   2,280,162  2,307,405
      Wholesale sales               722,048    697,163   1,862,375  1,870,497
         Total                    1,825,163  1,834,492   4,142,537  4,177,902

  Gas Sales - BBTU
      Residential                     2,995      3,775      11,763     13,657
      Commercial                      1,463      1,914       5,515      6,764
      Industrial                        352        697       1,167      2,270
      Other                             297        418       1,120      1,370
         Total firm sales             5,107      6,804      19,565     24,061
      Interruptible
        and other                     1,354      1,186       2,917      2,437
         Total sales                  6,461      7,990      22,482     26,498
      Transportation                  3,032      2,935       5,399      4,129
         Total throughput             9,943     10,925      27,881     30,627

  Electric Revenues, Fuel and Purchased Power Costs

         Electric operating revenues decreased $17.9 million (11.4%) and $38.9 million (11.6%) during the current quarter and first half of 1998, respectively, due mainly to lower fuel and purchased power costs ($16.4 million and $36 million, respectively).

         Fuel and purchased power costs decreased approximately $16.4 million (19.1%) and $36 million (18.8%) and reflects a deferral of costs ($15.3 million and $30.2 million )in conjunction with the system's electric restructuring plan as approved by the DTE. Also contributing to the declines in revenue in both current periods were lower fuel costs and a decrease in retail unit sales. As a result of industry restructuring, the system's retail electric companies have unbundled rates, provided customers with a ten percent rate reduction as of March 1, 1998 and have afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the system's retail subsidiaries include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

<PAGE 15>

                          COMMONWEALTH ENERGY SYSTEM

  Gas Revenues and Cost of Gas Sold

         Gas operating revenues decreased by $2.7 million and $19.8 million during the current quarter and six-month period, respectively, due primarily to the considerable declines in firm unit sales. Also affecting revenues in both periods was a lower average cost of gas.

         The decrease in unit sales to firm customers reflects the impact of the milder weather conditions experienced during the first half of 1998 on all customer segments. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

         For the current quarter and first half of 1998, other operation and maintenance decreased $13.3 million (16.8%) and $15.5 million (11%), respectively, reflecting the absence of a one-time charge ($17.7 million) related to the personnel reduction program (PRP) initiated in the second quarter of 1997. Also contributing to the decrease in the current quarter and six-month period were labor savings realized from the aforementioned PRP ($1.3 million and $4.4 million, respectively), the absence of storm damage costs related to an April 1997 blizzard ($2 million), a reduction in the provision for bad debts ($1.5 million in both current periods), and a reduction in insurance and employee benefits costs ($1.3 million and $1.6 million, respectively). The impact of these factors was offset somewhat by higher costs relating to the outsourcing of the information technology, telecommunications and network services function ($2.7 million and $6.1 million, respectively) that includes costs associated with Year 2000 compliance, and costs associated with new business development ($3.4 million and $5.6 million, respectively).

         Depreciation increased $1.6 million (12.3%) and $2.2 million (7.9%) and reflects the treatment allowed for certain production plant pursuant to the electric industry restructuring legislation as well as a higher level of depreciable plant. Federal and state income taxes increased $2.2 million (171.3%) and $1.6 million (10.5%) and reflect the higher level of pretax income. The decreases of $329,000 (5%) for the quarter and $688,000 (4.4%) for the six-month period in local property and other taxes was due primarily to a decline in payroll taxes attributable to savings realized from the aforementioned PRP.

  Other Income and Interest Charges

         During the current quarter and first half of 1998, other income declined $177,000 and $131,000 as compared to the same periods in 1997 primarily due to a lower rate of return from steam production and lower equity earnings related to a non-utility investment.

         The increases in total interest charges for the current three and six-month periods mainly reflect higher levels of short-term borrowings at slightly higher interest rates and the issuance of two new series of long-term debt in September 1997 partially offset by maturing long-term debt and scheduled sinking fund payments.

<PAGE 16>

                          COMMONWEALTH ENERGY SYSTEM

  Industry Restructuring - Electric

         On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legislation increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service.

         It is likely that a statewide referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. Management is unable to predict what the ultimate outcome of this challenge will be.

         The system filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of the system's non-nuclear generation assets and the entitlements associated with its purchased power contracts is an integral part of the system's restructuring plan and is consistent with the Act. While the system is encouraged with the treatment afforded net non-mitigable transition costs (which, for the system, are primarily the result of above-market purchased power contracts with non-utility generators) by the legislation and the DTE, the mandated rate reduction has had a significant impact on cash flows of the system. However, the successful results of the generation auction, as discussed below, could significantly reduce the impact that the rate reductions will have on future cash flows.

         In March 1997, the system had submitted a report to the DTE that detailed the proposed auction process for selling its electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August and an Offering Memorandum followed in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted on May 8, 1998.

         On May 27, 1998, the System announced that three of its subsidiary companies (Cambridge Electric Light Company, Canal Electric Company and Commonwealth Electric Company) had selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts (mw) of electric capacity and have an approximate book value of $79 million.

         The plants being sold include: Canal Unit 1 (566 mw) and a one-half

<PAGE 17>

                          COMMONWEALTH ENERGY SYSTEM

  interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric.

         The system continues to evaluate bids related to the purchased power contracts. Also, the system is evaluating the disposition of the Blackstone Station generating unit (15.3 mw) owned by Cambridge Electric and located in Cambridge, MA which is subject to a right of first offer held by Harvard University on any divestiture of the facility.

         On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requests approval of the sale of the system's generating assets and further proposes (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999, to 12.1 percent for Commonwealth Electric and to 15.2 percent for Cambridge Electric. In addition, the companies propose to increase the retail price of standard offer service, starting January 1, 1999, from the present rate of 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time that the price for standard offer service is increased, the transition charge for Commonwealth Electric's customers will decline from 4.08 cents per kwh to 3.13 cents and for Cambridge Electric's customers from 2.73 cents per kwh to 1.56 cents. These proposed changes are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the system's cost deferrals associated with the pricing of standard offer service. The required approvals of the sale and rate structures are expected to be received by year-end 1998.

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

<PAGE 18>

                          COMMONWEALTH ENERGY SYSTEM

  protections and social programs; (4) mitigation of gas related and non-gas related transition costs; (5) third-party supplier qualifications; and (6) curtailment principles. The DTE also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

         On August 18, 1997, the DTE noted that the development of unbundling principles and procedures constitutes only a part of the effort necessary to develop full customer choice for gas service. The DTE recognized that each local distribution company will be filing a comprehensive unbundling proposal at some later date. In the interim, the DTE directed those companies that do not currently have unbundled rates, including Common-wealth Gas, to have such rates in effect no later than November 1, 1998.

         Commonwealth Gas and eight other gas utilities initiated the Massachusetts Gas Unbundling Collaborative (the Collaborative) on September 15, 1997, to explore and develop generic principles to achieve the goals set forth by the DTE. Collaborative participants represented a broad array of stakeholder interests including the utilities, natural gas marketers, interstate pipelines, producers, energy consultants, labor unions, consumer advocates and representatives for the DTE, the Massachusetts Attorney General's Office, and the Massachusetts Division of Energy Resources.

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

         In accordance with that schedule, the Collaborative submitted to the DTE a Rate Unbundling Status Report on January 16, 1998. The report detailed an overall process for developing unbundled rates consistent with the DTE's rate structure goals of efficiency, fairness, simplicity, continuity and earnings stability. In response to the Collaborative's proposal, the DTE ordered Commonwealth Gas to submit, by April 15, 1998, a consensus-based settlement, or partial settlement, of unbundled rate tariffs designed according to the general concepts set forth in the report. Subsequently, the DTE granted Commonwealth Gas an extension to reach a settlement with the Collaborative's participants.

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

<PAGE 19>

                          COMMONWEALTH ENERGY SYSTEM

  competitive market structure.

         In response to the March report, the DTE issued a Notice of Inquiry to address the Collaborative's unresolved issues. On May 1, 1998, Common-wealth Gas filed initial written comments in the proceeding arguing in favor of a mandatory capacity assignment proposal. On June 8, 1998, the DTE, as part of the aforementioned Notice of Inquiry, received final comments regarding the feasibility of implementing comprehensive unbundling for all local distribution companies by November 1, 1998. On June 29, 1998, Commonwealth Gas and three other Massachusetts local distribution companies submitted unbundled rate settlements to the DTE for consideration.

           The DTE issued a procedural order regarding the Notice of Inquiry on July 2, 1998 which stated that the introduction of comprehensive un-bundling for all classes of customers for all local distribution companies is not feasible by November 1, 1998. The DTE stated that unbundled rates for the four local distribution companies that filed settlements on June 29, 1998 (including Commonwealth Gas) shall be in place by November 1, 1998 and that comprehensive unbundling shall be implemented no later than April 1, 1999. Also, as part of the July 2, 1998 procedural order, the DTE ordered that a set of proposed Model Terms and Conditions be submitted by the Collaborative no later than July 15, 1998. These Model Terms and Conditions were submitted on July 10, 1998 and a decision will be issued by the DTE no later than September 30, 1998. The DTE intends to issue an order on capacity assignment and cost responsibility by October 30, 1998.

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

  New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions

<PAGE 20>

                          COMMONWEALTH ENERGY SYSTEM

  that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998.

         The system has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of its method of adopting SFAS No. 133.

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

  Year 2000

         The system has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing, delivery systems and operational components for certain facilities has been completed, and work continues on computer systems wherever necessary.
  While some computer systems have already been updated, tested and placed in production, the system expects to complete the balance of the modifications by mid-1999.

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

<PAGE 21>

                          COMMONWEALTH ENERGY SYSTEM
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       The System is subject to legal claims and matters arising from its course of business including when Cambridge Electric was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DTE decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed. On January 16, 1998 Cambridge Electric submitted to the DTE a customer exit charge rate tariff and sought a finding that the tariff would apply to MIT. On July 23, 1998 the DTE issued a ruling which rejected the form of customer exit charge rate tariff, but opened a new investigation into whether MIT should be required to pay an exit charge, and, if so, what the amount of the exit charge should be. Also, the DTE's investigation includes whether this case should be joined with the remand proceeding currently before the DTE. This issue is discussed more fully in the System's 1997 Annual Report on Form 10-K. At this time, management is unable to predict the ultimate outcome of this proceeding.

Item 2.     Changes in the Rights of the Company's Security Holders

       None

Item 3.     Defaults by the Company on its Senior Securities

       None

Item 4.     Results of Votes of Security Holders

       None

Item 5.     Other Information

       None.

<PAGE 22>

                          COMMONWEALTH ENERGY SYSTEM

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended June 30, 1998.

       (b)   Reports on Form 8-K

             Two reports on Form 8-K were filed during the three months ended June 30, 1998. One report was filed June 5, 1998 for an event first reported May 27, 1998 regarding the sale of the system's non-nuclear generation assets. A second report was filed on June 12, 1998 relating to the acquisition of a total energy plant on June 1, 1998.
<PAGE 23>


                          COMMONWEALTH ENERGY SYSTEM

                                  SIGNATURES

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




Date:  August 14, 1998