Form 10-Q
period 1998-09-30
COMMONWEALTH ENERGY SYSTEM
filed 1998-11-13
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                                                    Outstanding at
         Class of Common Stock                     November 1, 1998

      Common Shares of Beneficial
      Interest, $2 par value                       21,533,820 shares

<PAGE 2>


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)


                                                   September 30, December 31,
                                                        1998         1997
                                                    (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                         $1,191,436    $1,173,797
  Gas                                                 383,468       373,541
  Other                                               118,675        72,475
                                                    1,693,579     1,619,813
  Less - Accumulated depreciation and
           amortization                               618,987       577,962
                                                    1,074,592     1,041,851
  Add - Construction work in progress
          and nuclear fuel in process                  15,025         8,057
                                                    1,089,617     1,049,908

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                          10,217        10,368
  Other investments                                     2,918         3,399
                                                       13,135        13,767

CURRENT ASSETS
  Cash                                                  3,650         4,299
  Accounts receivable                                 100,523       128,946
  Unbilled revenues                                    11,382        32,029
  Inventories, at average cost                         34,624        32,644
  Prepaid taxes and other                              22,614        15,068
                                                      172,793       212,986

DEFERRED CHARGES
  Regulatory assets                                   198,605       178,864
  Other                                                64,316        29,525
                                                      262,921       208,389

                                                   $1,538,466    $1,485,050



                            See accompanying notes.

<PAGE 3>

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                  September 30, December 31,
                                                       1998         1997
                                                   (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,533,820 in 1998 and
        21,531,784 in 1997                        $   43,068     $   43,063
    Amounts paid in excess of par value              112,075        111,912
    Retained earnings                                291,585        275,795
                                                     446,728        430,770
  Redeemable preferred shares, less current
    sinking fund requirements                         11,380         12,200
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt      475,317        364,311
                                                     933,425        807,281

CAPITAL LEASE OBLIGATIONS                             11,251         12,272

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            74,050         94,075
    Maturing long-term debt                           49,000         19,000
                                                     123,050        113,075

  Other Current Liabilities -
    Current sinking fund requirements                  8,473          8,473
    Accounts payable                                  74,076        107,157
    Accrued taxes                                     31,103         24,205
    Other                                             77,071         58,922
                                                     190,723        198,757
                                                     313,773        311,832

DEFERRED CREDITS
  Accumulated deferred income taxes                  109,018        176,354
  Purchased power contracts                           62,132         69,659
  Unamortized investment tax credits
     and other                                       108,867        107,652
                                                     280,017        353,665

COMMITMENTS AND CONTINGENCIES

                                                  $1,538,466     $1,485,050

                            See accompanying notes.

<PAGE 4>

                          COMMONWEALTH ENERGY SYSTEM

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          (Dollars in thousands except per share amounts - unaudited)

                                   Three Months Ended      Nine Months Ended
                                    1998        1997       1998        1997
OPERATING REVENUES
  Electric                         $178,196   $177,723    $473,393   $511,778
  Gas                                43,308     41,870     216,682    235,067
  Steam and other                    12,102      2,522      24,426     13,404
                                    233,606    222,115     714,501    760,249

OPERATING EXPENSES
  Fuel and purchased power           94,773     97,275     250,779    289,320
  Cost of gas sold                   25,145     25,390     116,048    128,127
  Other operation and maintenance    73,142     59,809     197,876    199,996
  Depreciation                       14,456     12,078      45,012     40,398
  Taxes -
    Federal and state income          3,431      4,513      20,449     19,907
    Local property and other          6,700      6,163      21,778     21,929
                                    217,647    205,228     651,942    699,677

OPERATING INCOME                     15,959     16,887      62,559     60,572

OTHER INCOME
  Gain from sale of
    real estate, net                 10,789        -        10,789        -
  Other                               2,105        340       3,604      1,970
                                     12,894        340      14,393      1,970

INCOME BEFORE INTEREST CHARGES       28,853     17,227      76,952     62,542

INTEREST CHARGES
  Long-term debt                      9,488      8,123      26,708     24,912
  Other interest charges              3,426      2,077       7,881      5,695
  Allowance for borrowed funds
    used during construction           (131)      (120)       (331)      (278)
                                     12,783     10,080      34,258     30,329
NET INCOME                           16,070      7,147      42,694     32,213
  Dividends on preferred shares         234        248         708        751
EARNINGS APPLICABLE
  TO COMMON SHARES                 $ 15,836   $  6,899    $ 41,986   $ 31,462
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             21,533,820 21,531,784  21,533,368 21,530,378

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                    $ .74      $ .32       $1.95      $1.46
DIVIDENDS DECLARED PER
  COMMON SHARE                        $.405      $.395       $1.215     $1.185


                            See accompanying notes.

<PAGE 5>


                          COMMONWEALTH ENERGY SYSTEM

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                      (Dollars in thousands - unaudited)

                                                       1998          1997


OPERATING ACTIVITIES
  Net income                                        $ 42,694       $ 32,213
  Gain from sale of real estate, net                 (10,789)           -
  Effects of noncash items -
    Depreciation and amortization                     55,037         50,000
    Deferred income taxes and investment
      tax credits, net                                (1,833)        (2,174)
    Earnings from corporate joint ventures            (1,300)        (1,229)
  Dividends from corporate joint ventures              1,698            545
  Change in working capital, exclusive of cash
    and interim financing                             31,992         40,719
  Transition costs deferral                          (31,288)           -
  All other operating items                          (16,951)       (14,049)
Net cash provided by operating activities             69,260        106,025

INVESTING ACTIVITIES
  Purchase of total energy plant
    and related contracts                           (146,270)           -
  Proceeds from sale of real estate                   22,175            -
  Additions to property, plant and equipment
    (inclusive of AFUDC) -
      Electric                                       (24,645)       (23,055)
      Gas                                            (12,710)       (11,632)
      Other                                           (1,713)        (2,461)
Net cash used for investing activities              (163,163)       (37,148)

FINANCING ACTIVITIES
  Payment of dividends                               (26,904)       (26,302)
  Payment of short-term borrowings                   (20,025)       (57,425)
  Long-term debt issues                              152,500         35,000
  Long-term debt issues refunded                     (10,000)       (14,260)
  Sinking funds payments                              (2,317)        (2,316)
Net cash provided by (used for)
  financing activities                                93,254        (65,303)
Net increase (decrease) in cash                         (649)         3,574
Cash at beginning of period                            4,299          1,495
Cash at end of period                               $  3,650       $  5,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $ 32,624       $ 29,082
    Income taxes                                    $ 27,286       $ 17,154

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

        The system has 1,792 regular employees including 1,142 (64%) represented by various collective bargaining units covered by separate contracts with expiration dates ranging from March 2001 through April 2003.

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

        The unaudited financial statements for the periods ended September 30, 1998 and 1997, reflect, in the opinion of the System, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Financial Condition and Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 8>

                          COMMONWEALTH ENERGY SYSTEM

        The principal regulatory assets included in deferred charges were as follows:

                                                    September 30, December 31,
                                                         1998        1997
                                                      (Dollars in thousands)

      Transition costs                                 $ 34,055    $    -
      Maine Yankee unrecovered plant and
         decommissioning costs                           31,574      34,908
      Fuel charge stabilization                          27,283      29,655
      Connecticut Yankee unrecovered plant and
         decommissioning costs                           26,007      28,566
      Postretirement benefits costs                      24,459      25,475
      Power contract buy-out                             16,116      17,609
      Deferred income taxes                              13,212      13,089
      FERC Order 636 transition costs                     6,310       7,336
      Pilgrim litigation costs                            5,553       5,929
      Environmental costs                                 5,171       3,930
      Yankee Atomic unrecovered plant and
         decommissioning costs                            4,552       6,184
      Seabrook related costs                              2,339       4,324
      Other                                               1,974       1,859
                                                       $198,605    $178,864

         The regulatory liabilities, reflected in deferred credits in the accompanying Consolidated Condensed Balance Sheets and related primarily to deferred income taxes, were $13.4 million and $14.1 million at September 30, 1998 and December 31, 1997, respectively.

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

<PAGE 9>

                          COMMONWEALTH ENERGY SYSTEM

         The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998 (see the "Industry Restructuring - Electric" section under Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the sale). The net proceeds from the sale of these assets will be used to mitigate transition costs.

         The system's ability to recover its transition costs will depend on several factors, including the aggregate amount of transition costs the system will be allowed to recover and the market price of electricity. Management believes that the system will recover its transition costs. A change in any of the above listed factors could affect the recovery of transition costs and may result in a loss to the system. For additional information relating to industry restructuring, see the "Industry Restructuring - Electric" section under Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Commitments and Contingencies

    Capital Expenditures

         Construction Program

         The system is engaged in a continuous construction program presently estimated at $248.6 million for the five-year period 1998 through 2002. Of that amount, $60.7 million is estimated for 1998. The program is subject to periodic review and revision.

         Acquisition

         On June 1, 1998, Advanced Energy Systems, Inc. (AES), a wholly-owned subsidiary of the System, acquired for $146.3 million all of the issued and outstanding shares of capital stock of Harvard University's Medical Area Total Energy Plant, Inc. subsidiary (MATEP) and all rights under customer contracts owned by Harvard University. MATEP's principal asset is a cogeneration plant that provides heating, chilled water service and electricity to several hospitals, medical research centers and teaching institutions in the 200-acre Longwood Medical Area of Boston pursuant to the contracts that were assigned to AES. The purchase price was established through a sealed-bid auction process and the transaction was initially financed with a short-term bank loan of $150 million that was subsequently reduced with the proceeds from an equity contribution from the System to AES of approximately $40 million. A permanent financing was completed on August 26, 1998 that consisted of $112.5 million in 23-year term notes at a rate of 6.92% with sinking fund payments scheduled to begin in 2003. The notes are secured by long-term contracts between MATEP and its customers.

         MATEP had revenues of $58 million and net earnings of $7.3 million for the fiscal year ended June 30, 1997. Results for MATEP are included in the accompanying Consolidated Condensed Financial Statements from the date of acquisition.

<PAGE 10>

                          COMMONWEALTH ENERGY SYSTEM

         The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated based on the fair value of assets acquired and resulted in the recognition of an intangible asset amounting to approximately $31 million that is being amortized on a straight-line basis over fifteen years.


         Based on unaudited data, the following pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 as if the acquisition had occurred at the beginning of the years presented:


                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                                1998          1997         1998        1997
                             (Dollars in thousands except per share amounts)

    Revenues                  $233,606    $239,386       $736,591    $806,227

    Net Income
       Applicable to
       Common Shares          $ 15,836    $  9,305       $ 40,253    $ 33,835

    Basic and Diluted
       Earnings per
       Common Share              $ .74       $ .43          $1.87       $1.57


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

         Real estate consisting primarily of a ten acre site in Cambridge, MA was sold for $22.2 million and resulted in a net gain of $10.8 million. Future plans for the site announced by the developer include a hotel, research and development facilities, laboratories, office, retail and entertainment space and housing. This project represents further economic growth in our service territory.

         For the current nine-month period, cash flows from operating activities amounted to approximately $69.3 million and reflect net income of $42.7 million (which includes the net gain of $10.8 million from the aforementioned sale of real estate) and noncash items including depreciation of $45.5 million and amortization of $9.5 million. The change in working capital since December 31, 1997, exclusive of cash and interim financing, amounted to $32 million and had a positive impact on cash flows from operating activities, reflecting a lower level of accounts receivable ($28.4 million) and unbilled revenues ($20.6 million) coupled with a higher level of other current liabilities ($18.1 million) and accrued taxes ($6.9 million). These factors were offset, in part, by a decline in accounts payable ($33.1 million) and a higher level of inventories ($2 million), prepaid taxes ($5.8 million) and other current assets ($1.7 million).

         Construction expenditures for the current nine-month period were approximately $39.1 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures and the preferred and common dividend requirements of the System ($26.9 million) were funded entirely with internally-generated funds.

         The system, through its Advanced Energy Systems, Inc. subsidiary
    (AES), purchased a total energy plant (MATEP), that was formerly owned and operated by Harvard University and is located in the Longwood Medical Area of Boston, and related contracts for $146.3 million on June 1, 1998. This acquisition was originally financed through a $150 million term loan agreement. The System, pursuant to a permanent financing plan, has provided a $40 million equity contribution to AES which was financed with

<PAGE 12>

                          COMMONWEALTH ENERGY SYSTEM

    a 2-year term note. The permanent financing, completed in August 1998, consists of $112.5 million in 23-year term notes at a rate of 6.92% with sinking fund payments scheduled to begin in 2003. The notes are secured by long-term contracts between MATEP and its customers. It is projected that this new venture will increase system revenues by approximately $45 million in 1998 and, on average, by approximately $65 million in the years 1999 through 2002.

         On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth Electric Company, Cambridge Electric Light Company and Canal Electric Company) selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company, to buy substantially all of their non-nuclear electric generating assets for $462 million, an amount that is six times the book value of $79 million. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. The net proceeds from the sale of these assets will be used to mitigate transition costs.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Consolidated Condensed Statements of Income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

<PAGE 13>

                          COMMONWEALTH ENERGY SYSTEM

         A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 1998 and 1997 and unit sales for these periods are shown below:
                                          Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                         1998 and 1997        1998 and 1997
                                                 Increase (Decrease)
                                               (Dollars in thousands)
  Operating Revenues -
      Electric                          $   473      0.3 %  $(38,385)   (7.5)%
      Gas                                 1,438      3.4     (18,385)   (7.8)
      Steam and other                     9,580    379.9      11,022    82.2
                                         11,491      5.2     (45,748)   (6.0)
  Operating Expenses -
      Fuel and purchased power           (2,502)    (2.6)    (38,541)  (13.3)
      Cost of gas sold                     (245)    (1.0)    (12,079)   (9.4)
      Other operation and maintenance    13,333     22.3      (2,120)   (1.1)
      Depreciation                        2,378     19.7       4,614    11.4
      Taxes -
         Federal and state income        (1,082)   (24.0)        542     2.7
         Local property and other           537      8.7        (151)   (0.7)
                                         12,419      6.1     (47,735)   (6.8)

  Operating Income                         (928)    (5.5)      1,987     3.3

  Other Income                           12,554  3,692.4      12,423   630.6

  Income Before Interest Charges         11,626     67.5      14,410    23.0

  Interest Charges                        2,703     26.8       3,929    13.0

  Net Income                              8,923    124.8      10,481    32.5

  Dividends on preferred shares             (14)    (5.6)        (43)   (5.7)

  Earnings Applicable to Common Shares $  8,937    129.5    $ 10,524    33.4

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                             64,504      4.9      37,261     1.0
      Wholesale                         (82,983)    (8.1)    (91,105)   (3.1)
                                        (18,479)    (0.8)    (53,844)   (0.8)

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                 (425)   (14.0)     (4,921)  (18.2)
      Interruptible and other               (61)    (6.0)        419    12.1
                                           (486)   (12.0)     (4,502)  (14.7)

<PAGE 14>

                          COMMONWEALTH ENERGY SYSTEM

         The following is a summary of electric unit sales and gas throughput for the periods indicated:
                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                     1998      1997         1998      1997
  Electric Sales - MWH
      Residential                   517,615    482,030   1,369,746  1,376,795
      Commercial                    733,428    700,817   1,934,289  1,891,519
      Industrial                    113,564    117,416     329,091    327,433
      Other                           5,558      5,398      17,201     17,319
         Total retail sales       1,370,165  1,305,661   3,650,327  3,613,066
      Wholesale sales               941,029  1,024,012   2,803,404  2,894,509
         Total                    2,311,194  2,329,673   6,453,731  6,507,575

  Gas Sales - BBTU
      Residential                     1,480      1,466      13,243     15,123
      Commercial                        818      1,012       6,333      7,776
      Industrial                        196        393       1,363      2,663
      Other                             108        156       1,228      1,526
         Total firm sales             2,602      3,027      22,167     27,088
      Interruptible
        and other                       959      1,020       3,876      3,457
         Total sales                  3,561      4,047      26,043     30,545
      Transportation                  1,075        498       6,474      4,627
         Total throughput             4,636      4,545      32,517     35,172

  Electric Revenues, Fuel and Purchased Power Costs

         Operating revenues from regulated operations for the current quarter and nine-month period were $8.8 million and $54.5 million lower, respectively, than the corresponding periods in 1997 due to the 10 percent rate reduction (further discussed below), decreases in electricity purchased for resale, fuel and transmission charges ($3.9 million and $38 million, respectively), and a lower level of revenues associated with demand-side management programs. The decline in these costs reflects a cost deferral of $2 million for the quarter and $31.3 million for the nine-month period in conjunction with the Company's restructuring plan as approved by the DTE. As a result of industry restructuring, the Company has unbundled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase generation supply in the competitive market consistent with the electric industry restructuring legislation further discussed below. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by the Company include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Operating revenues from two non-regulated subsidiaries increased by $9.3 million and $16.1 million for the current quarter and nine-month period.

         Total unit sales decreased in both the current quarter and nine-

<PAGE 15>

                          COMMONWEALTH ENERGY SYSTEM

  month period despite increases in retail sales as wholesale sales decreased by 8.1% and 3.1%, respectively.

  Gas Revenues and Cost of Gas Sold

         Operating revenues from regulated operations decreased by $1.5 million and $29.7 million during the current quarter and nine-month period, respectively, due primarily to the considerable declines in firm unit sales. Operating revenues from an unregulated subsidiary increased by $2.9 million and $11.3 million for the current quarter and nine-month period. Also affecting revenues in both periods was a lower average cost of gas.

         The decrease in unit sales to firm customers reflects the impact of the milder weather conditions experienced during 1998 on all customer segments. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

         For the current quarter, other operation and maintenance increased by $13.3 million (22.3%) and reflects costs associated with new business development ($5.8 million), higher costs relating to the outsourcing of the information technology, telecommunications and network services function ($3 million) that includes costs associated with Year 2000 compliance, higher conservation and load management (C&LM) costs ($2.6 million), an increase in costs associated with non-regulated real estate operations ($1.5 million) and an increase in transmission charges ($1 million). These increases were partially offset by a decline in insurance and employee benefits costs ($2.3 million) and labor savings resulting from a personnel reduction program (PRP) initiated during the second quarter of 1997 ($1 million). For the current nine-month period, other operation and mainten-ance decreased by $2.1 million (1.1%) reflecting the absence of a one-time charge ($17.7 million) related to the aforementioned PRP program, labor savings realized from the PRP ($5.4 million), a reduction in insurance and employee benefits costs ($3.8 million, the absence of storm damage costs related to an April 1997 blizzard ($2 million) and a decline in the pro-vision for bad debts ($1.6 million). These decreases were offset, in part, by costs associated with new business development ($11.5 million), higher costs ($9.1 million) associated with information technology and related services as detailed above, increased C&LM costs ($2.6 million) and higher costs associated with non-regulated real estate operations ($1.2 million).

         Depreciation increased $2.4 million (19.7%) during the current quarter and $4.6 million (11.4%) in the nine-month period and reflects the treatment allowed for certain production plant pursuant to the electric industry restructuring legislation as well as a higher level of depreciable plant including the newly acquired MATEP facility. Federal and state income taxes decreased $1.1 million (24%) during the current quarter and increased $542,000 (2.7%) for the nine-month period reflecting the level of pretax income related to continuing operations. The tax impact from the sale of real estate ($6.3 million) was reflected as an offset to the gain from the sale in Other Income on the Consolidated Condensed Statements of Income. The increase of $537,000 (8.7%) in local property and other taxes for the current quarter was due primarily to real estate taxes associated

<PAGE 16>

                          COMMONWEALTH ENERGY SYSTEM

  with MATEP and higher real estate tax rates and assessments offset, in part, by a decline in payroll taxes attributable to savings realized from the aforementioned PRP.

  Other Income and Interest Charges

         During the current quarter and nine-month period, other income increased by $12.6 million and $12.4 million due to the gain from the aforementioned sale of real estate ($10.8 million net of taxes).

         The increase in total interest charges for the current three and nine-month periods mainly reflects higher levels of short-term borrowings, the issuance of two new series of long-term debt in September 1997 and the issuance of 23-year term notes in August 1998 partially offset by maturing long-term debt and scheduled sinking fund payments.

  Industry Restructuring - Electric

         On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legislation increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3 of this year.

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

         In March 1997, the system had submitted a report to the DTE that detailed the proposed auction process for selling its electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued in August 1997 and an Offering Memorandum followed in October 1997. Potential bidders examined all pertinent information related to the generating facilities and purchased power

<PAGE 17>

                          COMMONWEALTH ENERGY SYSTEM

  contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted in May 1998.

         On May 27, 1998, the System announced that three of its subsidiary companies (Cambridge Electric Light Company, Canal Electric Company and Commonwealth Electric Company) selected affiliates of Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts (mw) of electric capacity and have an approximate book value of $79 million.

         The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric.

         The system continues to evaluate bids related to the purchased power contracts. The system is also evaluating the disposition of the Blackstone Station generating unit (15.3 mw) owned by Cambridge Electric and located in Cambridge, MA which is subject to a right of first offer held by Harvard University on any divestiture of the facility.

         On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the system's generating assets to Southern Energy and further proposes (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999, to 12.1 percent for Commonwealth Electric and to 15.2 percent for Cambridge Electric. In addition, the companies propose to increase the retail price of standard offer service, starting January 1, 1999, from the present rate of 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time that the price for standard offer service is increased, the transition charge for Commonwealth Electric's customers will decline from 4.08 cents per kwh to 3.13 cents and for Cambridge Electric's customers from 2.73 cents per kwh to 1.56 cents. These proposed changes, which are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce the system's cost deferrals associated with the pricing of standard offer service, are based on a specific allocation methodology for the net proceeds from the sale of the Canal units.

         On October 30, 1998, the DTE approved the system's sale of its generating assets to Southern Energy. The DTE, however, deferred ruling on the allocation of proceeds from the sale of Canal Units 1 and 2 between Cambridge Electric and Commonwealth Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. These issues are not expected to impact the asset sale that is scheduled to close in the fourth quarter. The FERC approved the sale on November 12, 1998.

<PAGE 18>

                          COMMONWEALTH ENERGY SYSTEM

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

<PAGE 19>

                          COMMONWEALTH ENERGY SYSTEM

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

           The DTE issued a procedural order regarding the Notice of Inquiry on July 2, 1998 which stated that the introduction of comprehensive un-bundling for all classes of customers for all local distribution companies is not feasible by November 1, 1998. The DTE stated that unbundled rates for the four local distribution companies that filed settlements on June 29, 1998 (including Commonwealth Gas) shall be in place by November 1, 1998 and that comprehensive unbundling shall be implemented no later than April 1, 1999. Also, as part of the July 2, 1998 procedural order, the DTE ordered that a set of proposed Model Terms and Conditions be submitted by the Collaborative no later than July 15, 1998. These Model Terms and Conditions were submitted on July 10, 1998 but a decision has not yet been issued by the DTE.

<PAGE 20>

                          COMMONWEALTH ENERGY SYSTEM

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

  New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

<PAGE 21>

                          COMMONWEALTH ENERGY SYSTEM

  Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities. The system has been involved in Year 2000 compliancy since 1996.

         The system, on a coordinated basis and with the assistance of RCG Information Technologies and other consultants, is addressing the Year 2000 issue. The system has inventoried and assessed all date sensitive informa-tion and transaction processing computer systems and determined that a substantial portion of its software needed to be modified or replaced. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. The system has identified the software and hardware installations that will be necessary. All installations are expected to be completed and tested by mid-1999. The system has also inventoried its non-information technology systems that may be date sensitive, (facilities, electric and gas operations, energy supply/production and distribution), that use embedded technology such as micro-controllers and micro-processors. The system anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

         Modifying and testing the system's information and transaction processing systems from 1996 through 2000 is currently expected to cost $6 to $7 million, including approximately $900,000 incurred through 1997 and $1.6 million spent during the first nine months of 1998. Approximately $1.2 million is expected to be spent in the fourth quarter of this year and the balance of $2.5 to $3 million in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

         The system has initiated formal communications with its significant suppliers to determine the extent to which the system may be vulnerable to their failure to correct their own Year 2000 issues. The system has not received enough responses to its survey to make an accurate assessment of the Year 2000 readiness of its suppliers. Failure of the system's significant suppliers to address Year 2000 issues could have a material adverse effect on the system's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the system.

         In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the system's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. The system is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these elements.

<PAGE 22>

                          COMMONWEALTH ENERGY SYSTEM

         The system has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by the system is delayed. System gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by early 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the system.

         The system is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

         While the system believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the system's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the system could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the system could include, among other things, business disruption, increased costs, loss of business and other similar risks.

         The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and the system's ability to respond to unforeseen Year 2000 complications.

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

<PAGE 23>

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

<PAGE 24>

                          COMMONWEALTH ENERGY SYSTEM

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 3 - Declaration of Trust

                     Commonwealth Energy System (Registrant)

3.1.1 Filed herewith as Exhibit 1 is the Declaration of Trust of CES dated December 31, 1926, as amended by vote of the shareholders and trustees May 7, 1998.

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 2 is the Financial Data Schedule for the nine months ended September 30, 1998.

       (b)   Reports on Form 8-K

             None.

<PAGE 25>


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




Date:  November 13, 1998