Form 10-K405
period 1998-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1999-03-31
CIK 71304

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

       For the fiscal year ended December 31, 1998

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1999: $801,039,203

Common Shares outstanding at March 16, 1999:  21,540,550 shares

Document Incorporated by Reference                Part in Form 10-K

None                                              Not applicable

               List of Exhibits begins on page 75 of this report.

<PAGE 2>

                           COMMONWEALTH ENERGY SYSTEM

                                TABLE OF CONTENTS
                                     PART I
                                                                    PAGE
Item   1.  Business...............................................   3
              General.............................................   3
              Electric Power Supply...............................   5
              Power Supply Commitments and Support Agreements.....   7
              Electric Fuel Supply................................   7
              Nuclear Fuel Supply and Disposal....................   8
              Gas Supply..........................................   8
              Rates, Regulation and Legislation...................   9
              Competition.........................................  18
              Segment Information.................................  19
              Environmental Matters...............................  19
              Construction and Financing..........................  19
              Employees...........................................  20

Item  2.   Properties.............................................  20

Item  3.   Legal Proceedings......................................  21

Item  4.   Submission of Matters to a Vote of Security Holders....  21

                                     PART II
Item  5.   Market for the Registrant's Securities and Related
           Stockholder Matters....................................  22

Item  6.   Selected Financial Data................................  23

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................  24

Item  7A.  Quantitative and Qualitative Disclosures About
           Market Risk............................................  35

Item  8.   Financial Statements and Supplementary Data............  36

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................  36

                                    PART III
Item 10.   Trustees and Executive Officers of the Registrant......  62

Item 11.   Executive Compensation.................................  66

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.............................................  74

Item 13.   Certain Relationships and Related Transactions.........  75

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K............................................  75

Signatures........................................................  93

<PAGE 3>

                           COMMONWEALTH ENERGY SYSTEM

                                     PART I.
Item 1.     Business

General

      Commonwealth Energy System, a Massachusetts trust, is an unincorporated business organization with transferable shares. It is organized under a Declaration of Trust dated December 31, 1926, as amended, pursuant to the laws of Massachusetts. It is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935, holding all of the stock of four operating public utility companies. Commonwealth Energy System, the parent company, is referred to in this report as the "Parent" and, together with its subsidiaries, is collectively referred to as "COM/Energy."

      The operating utility subsidiaries of the Parent have been engaged in the generation, transmission and distribution of electricity and the dis-tribution of natural gas, all within Massachusetts. These subsidiaries are:

               Electric                                    Gas

     Cambridge Electric Light Company           Commonwealth Gas Company
     Canal Electric Company
     Commonwealth Electric Company

      In addition to the utility companies, the Parent also owns all of the stock of a company that operates a total energy plant serving the Longwood Medical Area of Boston (Advanced Energy Systems, Inc.), a steam distribution company (COM/Energy Steam Company), a liquefied natural gas (LNG) and vaporization facility (Hopkinton LNG Corp.), a subsidiary that is pursuing energy-related business opportunities (COM/Energy Technologies, Inc.), and five real estate trusts. An energy marketing subsidiary, COM/Energy Marketing, Inc., sold its assets to Reliant Energy in February 1999. Subsidiaries of the Parent receive technical assistance as well as financial, data processing, accounting, legal and other services from a wholly-owned services company subsidiary (COM/Energy Services Company).

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

      Each of the operating utility subsidiaries serves retail customers except for Canal Electric Company (Canal Electric). Canal Electric operated an electric generating station located in Sandwich, Massachusetts until December 30, 1998 when it was sold pursuant to COM/Energy's electric industry restructuring plan that was approved by the Massachusetts Department of Telecommunications and Energy (DTE) and is consistent with the Electric Industry Restructuring Act passed by the Massachusetts legislature in 1997. The station consisted of Canal Unit 1, an oil-fired steam electric generating unit that was wholly-owned by Canal Electric with a rated capacity of 569 megawatts (MW), and Canal Unit 2, a steam electric generating unit with dual-fuel capability (oil and natural gas) that was jointly-owned by Canal Electric

<PAGE 4>

                           COMMONWEALTH ENERGY SYSTEM

and Montaup Electric Company (Montaup) (an unaffiliated company) with a rated capacity of 580 MW. Canal Unit 2 was operated under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expenses.

      Electric service is furnished by Cambridge Electric Light Company (Cam-bridge Electric) and Commonwealth Electric Company (Commonwealth Electric) at retail to approximately 327,000 year-round and 45,500 seasonal customers in 41 communities in eastern and southeastern Massachusetts covering 1,112 square miles and having an aggregate population of 645,000. The territory served includes the communities of Cambridge, New Bedford and Plymouth and the geographic area comprising Cape Cod and Martha's Vineyard. Cambridge Electric also sells power at wholesale to the Town of Belmont, Massachusetts.

      Natural gas is distributed by Commonwealth Gas Company (Commonwealth
Gas) to approximately 239,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles and having an aggregate population of 1,128,000. Twelve of these communities are also served by Cambridge Electric or Commonwealth Electric with electricity. Some of the larger communities served by Commonwealth Gas include Cambridge, Somerville, New Bedford, Plymouth, Worcester, Framingham, Dedham and the Hyde Park area of Boston.

      Advanced Energy Systems, Inc.'s principal assets include a total energy plant (MATEP) and related contracts that were acquired on June 1, 1998 from Harvard University. MATEP provides steam, electricity and chilled water services to several hospitals and professional schools in the Longwood Medical Area of Boston under long-term contracts that will remain in place until at least September 2015. Its major customers are Brigham and Women's Hospital, Beth Israel Deaconess Hospital, Dana-Farber Cancer Institute, the Joslin Diabetes Center, Children's Hospital and Harvard's medical, dental and public health schools. For additional information concerning MATEP, refer to Note 3(e) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Steam, which was produced by Cambridge Electric in connection with the generation of electricity, was purchased by COM/Energy Steam and, together with its own production, is distributed to 19 customers in Cambridge and two customers (including Massachusetts General Hospital) in Boston. Steam is used for space heating and other purposes.

      Industry in the territories served by COM/Energy companies is highly diversified. The larger industrial customers include high-technology firms and manufacturers of such products as photographic equipment and supplies, computer diskettes, rubber products, textiles, wire and other fastening devices, abrasives and grinding wheels, candy, copper and alloys, and chemicals.

      In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create NSTAR, an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain conditions, including receipt of certain regulatory approvals. The regulatory

<PAGE 5>

                           COMMONWEALTH ENERGY SYSTEM

approval process is expected to be completed during the second half of 1999.

Electric Power Supply

      On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of these assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments, amounted to $358.6 million and will be used to reduce transition costs related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge.

      Prior to December 30, 1998, COM/Energy owned generating facilities with a net capability at the time of peak load (1,004.7 MW on July 23, 1998) totaling 1,010.6 MW including 559.2 MW provided by Canal Electric Unit 1, of which three-quarters (419.4 MW) was sold to neighboring utilities under long-term contracts, and 275.7 MW was provided by Canal Unit 2. Another 126.1 MW was provided by various smaller units. Of the 541.6 MW available to COM/Energy, 63.1 MW was used principally for peaking purposes. Central Maine Power Company's Wyman Unit 4, an oil-fired facility in which COM/Energy had a 1.4% joint-ownership interest, provided 8.8 MW.

      A 3.52% ownership interest in the Seabrook 1 nuclear power plant provides 40.9 MW of capability to COM/Energy. In addition, through Canal Electric's equity ownership in Hydro-Quebec Phase II, COM/Energy has an entitlement of 67.8 MW. Purchase power arrangements were also in place with four natural gas-fired cogenerating units in Massachusetts totaling 204.7 MW. COM/Energy also receives 67 MW from a waste-to-energy plant and has entitlements totaling 23.4 MW through contracts with four hydroelectric sup-pliers.

      To satisfy demand requirements and provide required reserve capacity, COM/Energy supplemented its generating capacity by purchasing power on a long and short-term basis through capacity entitlements under power contracts with other New England and Canadian utilities and with Qualifying Facilities and other non-utility generators through a competitive bidding process that is regulated by the DTE.

      Pursuant to a restructured Power Sale Agreement (PSA), effective January 1, 1995, a non-utility generator (NUG) ceased supplying capacity and energy to Commonwealth Electric. The restructured PSA defers Commonwealth Electric's obligation to purchase the NUG's capacity and energy for a maximum of six years.

      COM/Energy also has available 84.8 MW from two operating nuclear units in which its distribution companies have life-of-the-unit contracts for power. Information with respect to these units is as follows:

<PAGE 6>

                           COMMONWEALTH ENERGY SYSTEM

                                        Vermont
                                         Yankee               Pilgrim

Year of Initial Operation                 1972                1972
Contract Expiration Date                  2012                2004
Equity Ownership (%)                      2.50                -
Plant Entitlement (%)                     2.25                11.0
Plant Capability (MW)                    531.0                668.9
COM/Energy Entitlement (MW)               11.2                73.6

    Commonwealth Electric has an 11% entitlement in the Pilgrim nuclear power plant that is expected to be sold by Boston Edison Company in 1999 to Entergy Nuclear Generating Company. In conjunction with this sale, Commonwealth Electric has reached an agreement to buy out of this contract, but will continue to buy power on a declining basis through 2004. Cambridge Electric has a 2.5% equity ownership in the Vermont Yankee nuclear power plant. Vermont Yankee has granted AmerGen Energy Co. an exclusive right to negotiate an agreement to buy the plant.

      Information relative to nuclear units that are no longer operating in which COM/Energy has an equity ownership is as follows:

                                           Connecticut    Maine      Yankee
                                              Yankee      Yankee     Atomic
                                                (Dollars in thousands)

Year of Shutdown                                1996       1997        1992
Equity Ownership (%)                            4.50       4.00        4.50
Equity Ownership Balance                      $4,713     $3,476        $395

For additional information, refer to Note 3(d) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Cambridge Electric, Canal Electric and Commonwealth Electric, together with other electric utility companies in the New England area, are members of Independent System Operator (ISO) - New England (formerly the New England Power Pool or NEPOOL), which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England. ISO - New England operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements.

      ISO - New England, on behalf of its members entered into an Interconnection Agreement with Hydro-Quebec, a Canadian utility operating in the Province of Quebec. The agreement provided for construction of an interconnection (referred to as the Hydro-Quebec Project-Phase I and Phase II) between the electrical systems of New England and Quebec. The parties also entered into an Energy Contract and an Energy Banking Agreement; the former which obligated Hydro-Quebec to offer ISO - New England participants up to 33 million MWH of surplus energy during an eleven-year term that began September 1, 1986 has since expired, and the latter provided for energy transfers between the two systems. ISO - New England also entered into Phase II agreements for an additional purchase from Hydro-Quebec of 7 million MWH per

<PAGE 7>

                           COMMONWEALTH ENERGY SYSTEM

year for a twenty-five year period that began in late 1990.

      Canal Electric is obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $11.1 million at December 31, 1998. In addition, Canal has an equity interest in Phase II which amounted to $2.8 million in 1998 and $3.1 million in 1997.

      COM/Energy's electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization that includes the major power systems in New England and New York plus the Provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

      The reserve requirements used by the ISO - New England participants in planning future additions are determined by ISO - New England to meet the reliability criteria recommended by the NPCC. COM/Energy estimates that, during the next ten years, reserve requirements so determined will be approximately 20% of peak load.

Power Supply Commitments and Support Agreements

      Cambridge Electric and Commonwealth Electric, through Canal Electric, secure cost savings for their respective customers by planning for bulk power supply on a single system basis. Additionally, Cambridge Electric and Commonwealth Electric have long-term contracts for the purchase of electricity from various sources. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. For additional information concerning commitments under long-term power contracts, refer to Note 3(d) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      COM/Energy's 3.52% interest in the Seabrook nuclear power plant is owned by Canal Electric to provide for a portion of the capacity and energy needs of Cambridge Electric and Commonwealth Electric. For additional information concerning Seabrook 1, refer to Note 3(b) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      Commonwealth Electric and Cambridge Electric continue to evaluate bids related to capacity entitlements associated with power contracts in response to electric industry restructuring legislation enacted in Massachusetts in November 1997.

Electric Fuel Supply

      (a) Oil and Natural Gas

      Of COM/Energy's total energy requirement for 1998, approximately 48% was generated using imported residual oil and approximately 30% was generated using natural gas.

      Effective March 15, 1998, Canal Electric executed a one-year contract with Coastal Refining and Marketing, Inc. (Coastal) for the purchase of 1% sulfur residual fuel oil. The contract provided for delivery of a set

<PAGE 8>

                           COMMONWEALTH ENERGY SYSTEM

percentage of Canal Electric's fuel requirement, the balance (a maximum of 50%) to be met by spot purchases or by Coastal at the discretion of Canal Electric.

      Energy Supply & Credit Corporation (ESCO Massachusetts, Inc.) operated Canal's fuel oil terminal and managed the receipt of and payment for fuel oil under assignment of Canal Electric's supply contracts to ESCO Massachusetts, Inc. Residual fuel oil in the terminal's shore tanks was held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to Canal Electric's two day tanks.

      During 1996, Unit 2 was converted to dual-fuel capability, residual fuel oil and natural gas. Canal Electric anticipated that dual-fuel capability would result in future savings as the least expensive fuel was utilized.

      (b) Nuclear Fuel Supply and Disposal

      Approximately 13% of COM/Energy's total energy requirement for 1998 was generated by nuclear plants. The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to COM/Energy by North Atlantic Energy Services Corporation (NAESCO), the managing agent responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 2002 by existing contracts.

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

<PAGE 9>

                           COMMONWEALTH ENERGY SYSTEM

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

      Commonwealth Gas began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1998, there were 593 customers using this transportation service, accounting for 11,146 BBTU or approximately 24% of total throughput.

Hopkinton LNG Facility

      A portion of the gas supply for Commonwealth Gas during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the Parent. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

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

Rates, Regulation and Legislation

      Certain of COM/Energy's utility subsidiaries operate under the jurisdiction of the DTE which regulates retail rates, accounting, issuance of securities and other matters. In addition, Canal, Cambridge Electric and Commonwealth Electric file their respective wholesale rates with the FERC.

<PAGE 10>

                           COMMONWEALTH ENERGY SYSTEM

      Electric Industry

      (a) Restructuring Legislation

      On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3, 1998.

      COM/Energy had filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of COM/Energy's non-nuclear generation assets and the entitlements associated with its purchased power contracts through an auction process was an integral part of COM/Energy's restructuring plan and is consistent with the Act. While COM/Energy is encouraged with the treatment afforded net non-mitigable transition costs (which, for COM/Energy, are primarily the result of above-market purchased power contracts with non-utility generators) by the legislation and the DTE, the mandated rate reduc-tion has had a significant impact on cash flows of COM/Energy. However, the successful sale of the generating assets, as discussed below, will reduce the negative impact that the rate reductions will have on future cash flows.

      On May 27, 1998, COM/Energy selected affiliates of Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of its non-nuclear electric generating assets. As a result of construction-related adjustments at the closing on December 30, 1998, the final amount of proceeds from the sale was approximately $454 million. These facilities represented 984 megawatts (MW) of electric capacity and had a book value of $74 million. The plants sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5
MW) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 MW) and the adjacent Kendall Jets (46 MW), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 MW) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 MW) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric.

      COM/Energy continues to evaluate bids related to the purchased power contracts. COM/Energy is also evaluating the disposition of the Blackstone Station generating unit (15.3 MW) owned by Cambridge Electric and located in Cambridge, MA that is subject to a right of first offer held by Harvard University on any divestiture of the facility.

      On July 31, 1998, a divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999. On October 30, 1998, the DTE approved COM/Energy's sale of assets to Southern

<PAGE 11>

                           COMMONWEALTH ENERGY SYSTEM

Energy. However, at that time, the DTE deferred ruling on the allocation of the net proceeds from the sale of Canal Units 1 and 2 between Cambridge Electric and Commonwealth Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. The FERC approved the sale on November 12, 1998.

      On December 23, 1998, the DTE approved COM/Energy's proposal to establish a special purpose affiliate, Energy Investment Services, Inc. (EIS), that will administer the above-book value net proceeds from the sale of the Canal units with the goal of preserving capital and maximizing earnings for the benefit of retail customers. EIS will credit the proceeds and any return earned to the accounts of Commonwealth Electric and Cambridge Electric, resulting in a reduction in the transition costs to be billed to customers.
In addition, COM/Energy agreed to pursue the buyout of above-market purchased power contracts, including the Pilgrim nuclear unit in which Commonwealth Electric has an 11% entitlement. This transaction is expected to occur in the second quarter of 1999.

      On December 23, 1998, the DTE approved the divestiture filing that was submitted to the FERC and the DTE on July 31, 1998 that requested approval of the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale which occurred December 30, 1998) that the 10 percent rate reduction increase, effective January 1, 1999, to approximately 12 percent for Commonwealth Electric and to approximately 16 percent for Cambridge Electric. In addition, the companies proposed to increase the retail price of standard offer service, starting January 1, 1999, from 2.8 cents per kilowatthour (kwh) to 3.5 cents. At the same time, the transition charge for Commonwealth Electric's customers declined from 4.08 cents per kwh to 3.159 cents and for Cambridge Electric's customers from 2.73 cents per kwh to 1.447 cents. These changes are intended to further reduce the cost of electricity to customers, to make the market increasingly more attractive for independent power suppliers to sell electricity directly to consumers, and to reduce cost deferrals associated with the pricing of standard offer service.

      No gain was recorded on the sale of the generating assets on a consoli-dated basis as COM/Energy is obligated to reduce Cambridge Electric's and Commonwealth Electric's transition costs by the net proceeds of the sale.

      (b) Unbundled Rates

      As a result of electric industry restructuring, both Commonwealth Electric and Cambridge Electric have unbundled their rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and have afforded custom-ers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by COM/Energy include optional standard offer service and default service.

<PAGE 12>

                           COMMONWEALTH ENERGY SYSTEM

Standard offer service is the electricity that is supplied by the local distribution company (such as Cambridge Electric and Commonwealth Electric) until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis.

      Prior to the implementation of industry restructuring on March 1, 1998, Commonwealth Electric and Cambridge Electric had Fuel Charge rate schedules that generally allowed for current recovery, from retail customers, of fuel used in electric production, purchased power and transmission costs. These schedules required a quarterly computation and DTE approval of a Fuel Charge decimal based upon forecasts of fuel, purchased power, transmission costs and billed unit sales for each period. To the extent that collections under the rate schedules did not match actual costs for that period, an appropriate adjustment was reflected in the calculation of the next subsequent calendar quarter decimal. These rate schedules are no longer in effect.

      Also prior to March 1, 1998, Cambridge Electric and Commonwealth Elec-tric collected a portion of capacity-related purchased power costs associated with certain long-term power arrangements through base rates. The recovery mechanism for these costs used a per kwh factor that was calculated using historical (test-period) capacity costs and unit sales. This factor was then applied to current monthly kwh sales. When current period capacity costs and/or unit sales varied from test-period levels, Cambridge Electric and Commonwealth Electric experienced a revenue excess or shortfall that had a significant impact on net income. However, as part of the settlement agree-ments approved by the DTE in May 1995, Cambridge Electric and Commonwealth Electric were allowed to defer these costs (within certain limits) which neutralized their sometimes volatile effect on net income. Both companies also had separately stated Conservation Charge rate schedules that allowed for current recovery, from retail customers, of conservation and load management costs. These rate schedules are no longer in effect.

      (c) Retail Choice Pilot Program

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

<PAGE 13>

                           COMMONWEALTH ENERGY SYSTEM

      (d) Customer Transition Charge

      In September 1995, the DTE issued a ruling largely approving four rate tariffs, including a Customer Transition Charge (CTC), that were filed by Cambridge Electric on March 15, 1995. The CTC was intended to protect remaining customers from paying certain stranded costs that were incurred in the event that Cambridge Electric's largest customers discontinued full service, yet still remain connected for back-up and other services. These costs included long-term power contracts entered into to meet projected energy requirements, investments in substations, underground and overhead lines and current and future decommissioning costs associated with nuclear plants. This ruling is believed to be the first retail stranded cost charge approved nationally and follows the DTE's initial restructuring order which endorsed, in principle, the recovery of stranded costs.

      Through the CTC, Cambridge Electric recovered 75% of net stranded costs as calculated in its proposal. Cambridge Electric's other rates include a Supplemental Service Rate, a Standby Service Rate and a Maintenance Service Rate each of which were approved with only minor changes.

      Cambridge Electric was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving this DTE decision approving the CTC for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed.

      (e) Wholesale Rate Proceedings

      The Town of Belmont Massachusetts Municipal Light Department (Belmont) is a municipally-owned utility that provides electric service to approximately 25,000 residential customers as well as commercial customers. Belmont purchases approximately 80 percent of its electric requirements from Cambridge Electric under a Net Requirements Power Supply Agreement (NRA). The balance of its electric requirements are currently purchased from the New York Power Authority (NYPA) and Boston Edison Company and transmitted to Belmont under a Transmission Services Agreement with Cambridge Electric.

         Net Requirements Power Supply Agreement

      Cambridge Electric has provided electric service to Belmont for nearly a century. Historically, Belmont was a full-requirements customer of Cambridge Electric, purchasing a "bundled" power supply and transmission service. In 1985, however, when Belmont received an allocation of approximately two megawatts of low-cost "preference" power from NYPA, Cambridge Electric agreed to provide transmission service for Belmont's NYPA

<PAGE 14>

                           COMMONWEALTH ENERGY SYSTEM

power under its firm transmission tariff, and to provide "bundled" power supply and transmission service for the remainder of Belmont's power needs under a "partial requirements" tariff.

      On March 8, 1993, Cambridge Electric filed, with the concurrence of Belmont, the NRA which was approved by FERC's June 18, 1993 letter order.

      Prior to approving the NRA however, FERC Staff advised Cambridge Electric that the cost-of-service formula in the NRA needed to be clarified and that Cambridge Electric should file such clarification at least sixty days prior to the April 1, 1998 date upon which the formula rate would become applicable under the NRA. In compliance with this requirement, on January 21, 1998, Cambridge Electric submitted a supplemental filing containing the clarification to the formula rate set forth in the NRA. On February 19, 1998, Belmont filed with the FERC a protest claiming that Cambridge Electric's November 1997 announcement of its intention to leave the power supply business would have profound implications for Belmont as they were served from Cambridge Electric's general mix of electric power and that the divestiture will result in unjust and unreasonable charges.

      On March 30, 1998, the FERC issued its order approving Cambridge Electric's filing to become effective April 1, 1998 subject to the outcome of the pending proceeding.

      On April 29, 1998 Belmont filed a request for rehearing alleging the FERC erred in its March 30 Order by accepting Cambridge Electric's proposed modifications to the NRA without hearing or suspension, and without requiring that Cambridge Electric explain the basis for its deletion of certain protective standards. On May 29, 1998, the FERC issued its order denying rehearing.

      Subsequently, Cambridge Electric and Belmont entered into negotiations to settle certain outstanding issues. An amendment to the Order has been signed by both parties and a joint offer of settlement (Joint Offer) was filed January 15, 1999. Cambridge Electric awaits FERC action on the Joint Offer.

         Transmission Services Agreement

      Cambridge Electric and Belmont entered into discussions in early 1993 to negotiate a transmission services agreement (TSA). However, there were significant differences between the parties and final negotiations were held in late February 1994.

      As Cambridge Electric and Belmont were unable to agree on the terms of a TSA, Cambridge Electric filed a proposed TSA with the FERC on June 29, 1994. Belmont intervened in the proceeding. The FERC set the TSA for hearing to determine whether or not it was consistent with a previous memorandum of understanding (MOU) and whether the transmission rates were just and reasonable. Cambridge Electric and Belmont settled on the rate of return before hearings started.

<PAGE 15>

                           COMMONWEALTH ENERGY SYSTEM

      After the hearing and filing of initial and reply briefs, on September 14, 1995, the presiding administrative law judge (ALJ) issued an initial decision.

      The ALJ found that: (i) the proposed transmission agreement rates were not just and reasonable and directed Cambridge Electric to revise the rates based on directly assigned facilities and further that use rights should be based on the same direct assigned facilities; (ii) the proposed transmission agreement, revised in accordance with the findings made in the decision, are consistent with the parties' MOU and; (iii) that Cambridge Electric's pre-existing firm transmission tariff rate is just and reasonable.

      On October 16, 1995, Belmont filed a motion for expedited review and issuance of decision. On July 2, 1998, Belmont renewed its motion for issuance of a decision. On July 20, 1998, the FERC issued its opinion and order and affirmed certain parts and reversed other parts of the initial decision.

      On August 19, 1998, both Cambridge Electric and Belmont filed requests for rehearing of the July 20, 1998 order each citing issues on which they felt the FERC had erred.

      On November 4, 1998, the FERC issued its opinion and order by granting a rehearing for certain issues and denying a rehearing for others.

      In the order on rehearing the FERC granted Cambridge Electric's rehearing request on the limited rate issue regarding the method for allocating certain costs. The rehearing order resulted in Cambridge Electric being able to increase its transmission rate to Belmont. In addition to Cambridge Electric receiving increased transmission revenues in the future, the decision substantially reduced Cambridge Electric's refund obligation to Belmont. The FERC's rehearing order denied all of Belmont's rehearing requests including when Belmont has the ability to purchase rights of use from Cambridge Electric.

      The Order obligated Cambridge Electric to make a compliance filing to include the necessary revisions to the TSA. Once the FERC approved and accepted the compliance filing, Cambridge Electric would have 30 days to make refunds to Belmont, with interest, back to the refund effective date of January 29, 1995.

      On December 4, 1998, Cambridge Electric made its compliance filing. On December 28, 1998, Belmont filed its protest claiming Cambridge Electric's compliance filing contains proposed revisions to the TSA which were not directed by the FERC and therefore should be rejected.

      On January 4, 1999, Belmont filed with the United States Court of Appeals for the District of Columbia Circuit a petition for review of the July 20, 1998 and November 4, 1998 FERC orders.

      On January 12, 1999, Cambridge Electric filed its response to Belmont's December 28, 1998 protest. Cambridge Electric awaits FERC action on Belmont's protest.

<PAGE 16>

                           COMMONWEALTH ENERGY SYSTEM

      (f) Transmission Rate Matters

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

      On April 24, 1996, the FERC issued Order No. 888, a set of three inter-related rules resolving the above rulemakings. The FERC required all public utilities that own, control or operate transmission facilities in interstate commerce to have on file wholesale Open Access Transmission Tariffs (OATTs) that conform to the FERC pro-forma tariff contained in Order No. 888. On July 9, 1996, Cambridge Electric and Commonwealth Electric filed OATTs that conform to the FERC's pro-forma tariffs. On November 13, 1996, the FERC accepted the non-rate terms and conditions of these tariffs effective July 9, 1996, subject to a revision of one section dealing with the scheduling of services.

      On January 21, 1997, Cambridge Electric and Commonwealth Electric filed revised OATTs to be consistent with the recently filed NEPOOL OATT. On March 4, 1997, the FERC issued Order No. 888-A which required revisions to the tariffs filed in compliance with Order No. 888. Cambridge Electric and Commonwealth Electric filed their revised OATTs on July 14, 1997. On July 31, 1997, the FERC issued an order on the July 9, 1996 filings, approving the rates, pending the outcome of any outstanding proceedings. On November 25, 1997, the FERC issued Order No. 888-B requiring minor changes that did not require an additional filing.

      On July 31, 1998, Cambridge Electric filed a Settlement Agreement at FERC on regarding the outstanding proceeding referred to in the Order. On September 31, 1998, following the filing of ISO - New England's revised OATT, Cambridge Electric and Commonwealth Electric filed revised OATTs for consistency with ISO - New England. On January 28, 1999. FERC approved the July 31, 1998 Settlement Agreement which applied to Cambridge Electric's July 9, 1996 OATT.

      Currently, Cambridge Electric and Commonwealth Electric are awaiting decisions by FERC on the OATTs filed after 1996.

Gas Industry

      (a) Industry Restructuring

      Commonwealth Gas and eight other gas utilities initiated the Massachu-setts Gas Unbundling Collaborative (the Collaborative) on September 15, 1997, to explore and develop generic principles to achieve the goals set forth by the DTE. Collaborative participants represented a broad array of stakeholder interests including the utilities, natural gas marketers, interstate pipe-lines, producers, energy consultants, labor unions, consumer advocates and representatives for the DTE, the Massachusetts Attorney General's Office, and

<PAGE 17>

                           COMMONWEALTH ENERGY SYSTEM

the Massachusetts Division of Energy Resources.

      On March 18, 1998, the Collaborative filed a report to the DTE that summarized its progress. The Collaborative reported that it had made substan-tial progress in the areas of rate unbundling and terms and conditions for unbundled services. The report also described at least two policy issues, capacity disposition and cost responsibility, on which the Collaborative's participants require specific regulatory guidance before completing a compre-hensive framework for the transition to a more competitive market structure. In response to this report, the DTE issued a Notice of Inquiry (NOI) to address the Collaborative's unresolved issues. On May 1, 1998, Commonwealth Gas filed initial written comments in the proceeding arguing in favor of a mandatory capacity assignment proposal. On June 8, 1998, the DTE, as part of the aforementioned NOI, received final comments regarding the feasibility of implementing comprehensive unbundling for all local distribution companies
(LDCs) by November 1, 1998. On June 29, 1998, Commonwealth Gas and three other Massachusetts LDCs submitted unbundled rate settlements to the DTE for consideration.

      The DTE issued a procedural order regarding the NOI on July 2, 1998 which stated that the introduction of comprehensive unbundling for all classes of customers for all LDCs is not feasible by November 1, 1998. The DTE stated that unbundled rates for the four LDCs that filed settlements on June 29, 1998 (including Commonwealth Gas) shall be in place by November 1, 1998 and that comprehensive unbundling shall be implemented no later than April 1, 1999. Also, as part of the July 2, 1998 procedural order, the DTE ordered that a set of proposed Model Terms and Conditions be submitted by the Collaborative no later than July 15, 1998. A partial set of Model Terms and Conditions were submitted on July 10, 1998 that excluded provisions for capacity assignment as well as those related sections of the terms and conditions that required further development by the Collaborative once the issues being addressed in the NOI were resolved by the DTE.

      On August 15, 1998, the DTE approved the unbundled rate settlement submitted by Commonwealth Gas. Commonwealth Gas submitted compliance rates consistent with the settlement agreement on September 11, 1998, and unbundled rates became effective on November 1, 1998.

      On November 30, 1998 the DTE issued an order approving the partial set of Model Terms and Conditions that were submitted by the Collaborative on July 10, 1998. In response to that order, however, the ten gas companies partici-pating in the Collaborative informed the DTE that an April 1, 1999 implementa-tion date for comprehensive gas unbundling was no longer feasible due to the significant time required by the Collaborative to complete the Model Terms and Conditions once the unresolved issues in the aforementioned NOI were answered by the DTE, as well as the additional time required by the gas companies to develop the systems necessary to implement unbundling consistent with these provisions.

      On February 1, 1999, the DTE issued an order in the NOI with regard to capacity assignment and cost responsibility. The DTE found in favor of mandatory capacity assignment, where gas marketers would be required to accept the full cost and contractual obligations of the capacity that the gas companies had historically procured to serve their common customers. In support of its decision, the DTE determined that the capacity market in

<PAGE 18>

                           COMMONWEALTH ENERGY SYSTEM

Massachusetts was not yet workably competitive to allow it to remove tradi-tional regulatory controls that were designed to ensure the reliability of gas service to customers. The DTE further reaffirmed that the LDCs must continue with their obligation to plan for and procure sufficient upstream capacity. Finally, the DTE found that alternative approaches to mandatory capacity assignment would result in transition costs that would conflict with the well-established policy on cost allocation.

      On February 17, 1999, the Collaborative reconvened to continue its work in completing the Model Terms and Conditions consistent with the DTE's order on capacity assignment with a goal to begin the implementation of comprehen-sive unbundling for all LDCs beginning in 1999.

      (b) Unbundled Rates

      New unbundled rates for Commonwealth Gas went into effect on November 1, 1998. The unbundled rates were developed in accordance with a Settlement Agreement reached by participants in the Massachusetts Gas Unbundling Collaborative (MGUC) that was filed with the Massachusetts Department of Telecommunications and Energy on June 29, 1998 and approved on August 15, 1998. The new unbundled rates reflect the separation of the Company's gas supply function from its local distribution function.

      Commencing with the billing month of November 1998, Commonwealth Gas has a Seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC) that provide for the recovery, from firm customers or Default Service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the DTE. The LDAC provides for rates that require annual approval.

      As part of its new unbundled rates, Commonwealth Gas modified its existing CGAC to allow for the following changes: (a) the addition of provisions that allow for the recovery of certain bad-debt expenses; (b) new formulas that no longer adjust the Gas Adjustment Factors for the seasonal embedded gas costs that were in existing sales rates; (c) updated language reflecting the ratemaking requirements for non-core revenue margins; and (d) the removal of provisions for the recovery of environmental remediation costs and FERC Order 636 transition costs, which will instead be recovered through the LDAC.

      Commonwealth Gas' new LDAC recovers conservation charges, environmental remediation costs, balancing penalty revenue credits, and costs associated with the its participation in the MGUC.

Competition

      COM/Energy continues to develop and implement strategies that deal with the restructured utility industry. The planned merger with BEC Energy, the sale of substantially all its non-nuclear generating assets and the purchase of MATEP are actions that are indicative of COM/Energy's commitment to seeking competitive advantages and other benefits by taking advantage of its strengths. For a more detailed discussion of the pending merger with BEC Energy, refer to the "Merger with BEC Energy" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 of this report. For additional information concerning the

<PAGE 19>

                           COMMONWEALTH ENERGY SYSTEM

purchase of MATEP, refer to Note 3(e) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

      On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, COM/Energy announced the consolidation of management personnel of Commonwealth Electric, Commonwealth Gas and COM/Energy Services Company effective on that date. The companies continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible. In addition, COM/Energy initiated a voluntary personnel reduction program during the second quarter of 1997 which reduced the total number of regular employees by approximately 13%. COM/Energy has reduced its full-time work force approximately 37% since 1990. Also, the introduction of advanced technologies in the workplace continues to improve customer service and COM/Energy's competitive position.

Segment Information

      COM/Energy companies provide electric, gas and steam services to retail customers in service territories located in central, eastern and southeastern Massachusetts and, in addition, sell electricity at wholesale to Massachusetts customers and own and operate a cogeneration plant that provides the Longwood Medical Area of Boston with heating, chilled water service and electricity. Other operations of COM/Energy include the pursuit of new business opportunities and the operation of rental properties and other investment activities which do not presently contribute significantly to either revenues or operating income.

      Reference is made to additional industry segment information in Note 11 of Notes to Consolidated Financial Statements filed under Item 8 of this re-port.

Environmental Matters

      COM/Energy is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. COM/Energy's compliance with these laws and regulations will require capital expenditures of $585,000 from 1999 through 2003 for the electric and gas divisions.

      For additional information concerning environmental issues, refer to the "Environmental Matters" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed under Item 7 of this report.

Construction and Financing

      For information concerning COM/Energy's financing and construction programs refer to Management's Discussion and Analysis of Financial Condition and Results of Operations filed under Item 7 and Note 3(a) of the Notes to Consolidated Financial Statements filed under Item 8 of this report.

<PAGE 20>

                           COMMONWEALTH ENERGY SYSTEM

Employees

      The total number of full-time employees for COM/Energy declined by approximately 5% to 1,638 in 1998 from 1,727 employees at year-end 1997. Of the current total, 1,029 (63%) are represented by various collective bargaining units covered by separate contracts with expiration dates ranging from March 2001 through April 2003. Although a labor dispute with one collective bargaining unit occurred during 1996, employee relations have generally been satisfactory since the dispute was resolved in September 1996.

Item 2.     Properties

      Substantially all of COM/Energy's non-nuclear generating assets were sold on December 30, 1998. COM/Energy, through its Canal Electric subsidiary, retained its 3.52% interest (40.5 MW of capacity) in Seabrook 1 and a steam electric generating unit, Blackstone Station in Cambridge, MA with a capability of 15.3 MW, is still owned and operated by Cambridge Electric.

      Prior to the sale, COM/Energy's principal electric properties consisted of Canal Unit 1, a 569 MW oil-fired steam electric generating unit, and its one-half ownership in Canal Unit 2, a 580 MW steam electric generating unit with the ability to burn both oil and natural gas, both located in Sandwich, Massachusetts. Additionally, Cambridge Electric owned and operated a steam electric generating station and two gas turbine units located in Cambridge, Massachusetts with a total capability of 100 MW and Commonwealth Electric had an interest in smaller generating units totaling 13.8 MW and a 1.4% (8.8 MW) joint-ownership interest in Central Maine Power Company's Wyman Unit 4.

      Other electric properties include an integrated system of distribution lines and substations. In addition, COM/Energy's other principal properties consist of an electric division office building in Wareham, Massachusetts and other structures such as garages and service buildings.

      At December 31, 1998, the electric transmission and distribution system consisted of 5,861 pole miles of overhead lines, 4,540 cable miles of underground line, 385 substations and 386,241 active customer meters.

      The principal natural gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At December 31, 1998, the gas system included 2,826 miles of gas distribution lines, 168,188 services and 247,560 customer meters together with the necessary measuring and regulating equipment. In addition, COM/Energy owns a liquefaction and vaporization plant, a satellite vaporization plant and above-ground cryogenic storage tanks having an aggregate storage capacity equivalent to 3.5 million MCF of natural gas. COM/Energy's gas division owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and several natural gas receiving and take stations.

<PAGE 21>

                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 22>


                           COMMONWEALTH ENERGY SYSTEM

                                    PART II.

Item 5. Market for the Registrant's Securities and Related Stockholder
        Matters

    (a) Principal Markets

        The Parent's common shares are listed on the New York and Pacific stock exchanges. The table below sets forth the high and low closing prices as reported on the New York Stock Exchange composite transactions tape.

                                 1998 by Quarter
                      First      Second     Third     Fourth
            High      $40        $40 13/16  $37 3/4   $40 1/2
            Low        30 15/16   34 5/8     29 1/8    31 11/16

                                 1997 by Quarter
                      First      Second     Third     Fourth
            High      $24 1/2    $24        $27       $34 9/16
            Low        20 7/8     19         23 3/4    25 11/16

    (b)  Number of Shareholders at December 31, 1998

         11,839 shareholders

    (c)  Frequency and Amount of Dividends Declared in 1998 and 1997

                    1998                              1997
                               Per                               Per
                              Share                             Share
         Declaration Date    Amount        Declaration Date    Amount
         March 26, 1998      $ .405        March 27, 1997      $ .395
         June 25, 1998         .405        June 26, 1997         .395
         September 24, 1998    .405        September 25, 1997    .395
         December 17, 1998     .405        December 18, 1997     .395
                             $1.620                            $1.580

    (d) Future dividends may vary depending upon the Parent's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 23>


                           COMMONWEALTH ENERGY SYSTEM

Item 6.  Selected Financial Data



                        1998       1997         1996       1995       1994
                         (Dollars in thousands except common share data)

Operating Revenues
   Electric          $  636,563  $  688,508  $  649,678 $  604,980  $  638,150
   Gas                  306,099     333,977     341,867    306,953     323,568
   Steam and other       37,453      19,259      19,360     17,355      15,867
   Total             $  980,115  $1,041,744  $1,010,905 $  929,288  $  977,585

Net Income           $   54,404  $   49,901  $   59,175 $   51,396  $   48,968

Common Share Data-
 Earnings per share       $2.48       $2.27       $2.70      $2.36       $2.29
 Dividends declared
   per share              $1.62       $1.58       $1.54      $1.50       $1.50
 Average shares
    outstanding      21,534,042  21,531,433  21,529,676 21,311,836  20,827,562

Total Assets         $1,762,888  $1,485,050  $1,428,955 $1,392,342  $1,345,032

Long-term debt       $  385,602  $  364,311  $  355,305 $  377,181  $  418,307
Redeemable preferred
  shares                 11,380      12,200      13,020     13,840      14,660
Common share
  investment            449,592     430,770     415,694    390,785     362,997
Total Capitalization $  846,574  $  807,281  $  784,019 $  781,806  $  795,964



                                              1998 by Quarter
                                  1st         2nd        3rd        4th
                             (Dollars in thousands except per share amounts)

Operating Revenues                $276,604   $204,291   $233,606   $265,614
Operating Income                    35,054     11,546     15,959     26,301
Income Before Interest Charges      35,749     12,350     28,853     24,361
Net Income                          25,559      1,065     16,070     11,710
Earnings per Common Share             1.18        .03        .74        .53
Dividends Declared per
   Common Share                       .405       .405       .405       .405
Closing Price of Common Shares-
   High                           40         40 13/16     37 3/4   40 1/2
   Low                            30 15/16   34 5/8       29 1/8   31 11/16



                                                1997 by Quarter
                                     1st        2nd        3rd        4th
                             (Dollars in thousands except per share amounts)

Operating Revenues                $316,190   $221,944   $222,115   $281,495
Operating Income                    35,892      7,793     16,887     27,078
Income Before Interest Charges      36,541      8,774     17,227     27,709
Net Income (Loss)                   26,400     (1,334)     7,147     17,688
Earnings per Common Share             1.21       (.07)       .32        .81
Dividends Declared per
   Common Share                       .395       .395       .395       .395
Closing Price of Common Shares-
   High                             24 1/2     24         27       34  9/16
   Low                              20 7/8     19         23 3/4   25 11/16

<PAGE 24>

                           COMMONWEALTH ENERGY SYSTEM

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Earnings and Dividends

    Earnings and earnings per common share by organizational element for the three-year period were as follows:
                             1998               1997              1996
                                   Per                Per              Per
                       Amount     Share    Amount    Share   Amount   Share
                        (Dollars in thousands except per share amounts)

Electric...........    $34,234    $1.59    $34,811   $1.62   $39,667  $1.85
Gas................     12,214      .57     14,681     .68    16,229    .75
Other..............      7,026      .32       (579)   (.03)    2,229    .10
    Total..........    $53,474    $2.48    $48,913   $2.27   $58,125  $2.70

    Parent company earnings and dividends on preferred shares were allocated among the electric, gas and other operations of COM/Energy based on the Parent's equity investment in each segment.

    1998 versus 1997

    Earnings per share for the year 1998 were $2.48 compared to the $2.27 achieved in 1997 and include a one-time gain of 50 cents per share from the sale of real estate. Earnings for 1997 include a one-time after-tax charge of 50 cents per share that related to a voluntary Personnel Reduction Program
(PRP). Excluding these one-time items, the decline in earnings for the year was due to an increase in other operation expense (19 cents) reflecting costs associated with outsourcing the information technology, telecommunications and network services function (including costs related to Year 2000 compliance) net of PRP savings. Other factors that negatively impacted earnings were a 17% decline in firm gas sales (27 cents), a revenue shortfall related to demand-side management activity (25 cents), higher interest costs (10 cents), costs associated with new business development (4 cents) and costs related to supporting the industry restructuring referendum question on the November 1998 ballot (2 cents). Factors that had a positive impact on earnings were the labor savings realized from the PRP, a decline in the provision for bad debts (6 cents) and an increase in retail electric sales (2 cents).

    1997 versus 1996

    Earnings per share for the year 1997 were $2.27 compared to the record level of $2.70 achieved in 1996. Excluding the aforementioned PRP, factors that had a positive impact on earnings for the year were lower operating and maintenance expenses (25 cents) that resulted, in part, from the PRP, an increase in electric unit sales (11 cents) and the absence in 1997 of costs associated with a labor dispute in 1996 (13 cents). Earnings for 1997 were negatively affected by the absence of a 1996 refund associated with a power contract settlement agreement (11 cents), lower firm gas unit sales (8 cents), costs associated with new business development (12 cents), the absence of a 1996 recognition of the recoverability of costs associated with Canal Electric Company's postretirement benefits costs that were subsequently recovered in

<PAGE 25>

                           COMMONWEALTH ENERGY SYSTEM

wholesale rates (5 cents) and a lower investment base on generation assets (6 cents).

    In March 1998, the Parent's Board of Trustees increased the quarterly dividend rate per share 2.5% from 39 1/2 cents to 40 1/2 cents ($1.62 on an annualized basis). This was the third consecutive year and the fourth time in five years that the Board had voted to increase the quarterly dividend rate. Dividends paid to common shareholders in 1998 were $34.9 million, representing a payout ratio of 65% of 1998 earnings per share.

    Electric Operations

    Operating revenues from regulated operations for 1998 were $75.7 million (11%) lower than in 1997 due primarily to a 10 percent rate reduction (further discussed below) and decreases in electricity purchased for resale and fuel charges ($58.8 million). The decline in these costs reflects a cost deferral of $42.5 million in conjunction with COM/Energy's restructuring plan as approved by the Massachusetts Department of Telecommunications and Energy
(DTE). As a result of electric industry restructuring, COM/Energy has unbun-dled its rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and has afforded customers the opportunity to purchase genera-tion supply in the competitive market. Delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge, a transition charge (to collect stranded costs), a transmission charge, an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge. Electricity supply services provided by COM/Energy include optional standard offer service and default service. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. For additional information concerning electric industry restructuring, refer to the Rates, Regulation and Legislation section filed under Item 1 of this report. Operating revenues from two non-regulated subsidiaries increased $23.8 million.

    Electric operating revenues from regulated operations for 1997 increased $38.8 million (6%) due to greater wholesale sales reflecting the changing capacity needs of non-affiliated utilities ($11.7 million) and the Independent System Operator (ISO) - New England (the agency that operates a centralized facility to ensure reliability of service and dispatch of economically available generating units throughout New England) ($11 million) and higher retail unit sales ($2.4 million). Offsetting these factors was the absence of a $4 million refund associated with a 1996 power contract settlement agreement and lower revenues ($2.1 million) due to the return allowed on Canal Electric's declining investment base.

    Unit sales (in Megawatthours or MWH) were as follows:
                                           %                   %
                                1998     Change      1997    Change      1996

    Residential..........    1,814,258    (0.9)   1,830,793    1.5    1,802,973
    Commercial...........    2,560,433     2.2    2,506,215    3.1    2,430,188
    Industrial and other.      458,877    (0.5)     459,104    2.1      449,844
        Total retail.....    4,833,568     0.8    4,796,112    2.4    4,683,005
    Wholesale............    4,030,454     2.9    3,916,974   43.9    2,721,623
        Total............    8,864,022     1.7    8,713,086   17.7    7,404,628

<PAGE 26>

                           COMMONWEALTH ENERGY SYSTEM

    In 1998 and 1997, retail unit sales increased due to strong commercial sector sales and approximately 5,700 (1.5%) and 4,200 (1.2%) additional customers, respectively, most of which are permanent year-round residential and commercial customers. In 1998, the increase in the level of wholesale sales primarily reflected increased sales to non-associated utilities, and to a lesser extent, increased sales to the Town of Belmont and to ISO - New England. The change in wholesale sales in 1997 reflected the increased availability of Canal Unit 1 and greater sales to ISO - New England. The changes in wholesale unit sales have little, if any, impact on net income.

    The $38.1 million increase (10.7%) in fuel and purchased power costs in 1997 was due primarily to higher wholesale unit sales and higher costs for replacement power due to the shutdown for repairs of both Connecticut Yankee and Maine Yankee in mid- and late-1996, respectively. These units remained out of service until their permanent shutdown in December 1996 and August 1997, respectively.

    Gas Operations

    Operating revenues from regulated operations decreased $41.9 million (12.7%) during 1998 due primarily to the considerable decline in firm unit sales. Operating revenues from an unregulated subsidiary increased $14.1 million. Also affecting revenues in both periods was a lower average cost of gas.

    In 1997, operating revenues from regulated operations decreased $11 million (3.2%) primarily due to a 5.6% decline in firm unit sales ($11.1 million) and lower conservation and load management (C&LM) costs ($1.8 million), offset by an increase in transportation revenues of $1.8 million and revenues from sales of gas to third parties of $3.9 million. Operating revenues from an unregulated subsidiary increased $3.1 million.

    Unit sales and transportation volume (in billions of British thermal units or BBTU) were as follows:
                                           %                  %
                                 1998    Change     1997    Change    1996

    Residential.........        19,514   (11.5)     22,043   (3.1)    22,759
    Commercial..........         8,965   (19.1)     11,077   (4.2)    11,558
    Industrial and other         3,524   (37.0)      5,594  (16.2)     6,676
        Total firm.......       32,003   (17.3)     38,714   (5.6)    40,993
    Off-system..........         4,429    65.7       2,673   10.5      2,420
    Interruptible and other      1,658   (14.2)      1,933  (34.5)     2,949
        Total sales......       38,090   (12.1)     43,320   (6.6)    46,362
    Transportation......         9,230    41.9       6,506   34.1      4,852
        Total............       47,320    (5.0)     49,826   (2.7)    51,214

    The decrease in unit sales to firm customers in 1998 reflects the impact of the milder weather conditions experienced during the year on all customer segments. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry. A portion of the margin realized on these sales reduced the cost of gas sold to firm customers. Degree days for the current year totaled 5,754, 11% lower than last year and 12.1% below the normal level of 6,541.

<PAGE 27>

                           COMMONWEALTH ENERGY SYSTEM

    The decline in firm unit sales in 1997 was due to decreases to all customer segments that reflected milder weather experienced in the region during the first quarter as compared to a colder period in 1996. Degree days for 1997 totaled 6,463, 3.6% lower than 1996 and 1.2% below normal.

    Other Operating Expenses

    In 1998, other operation increased $9.8 million (4.3%), despite reflecting the absence of a one-time charge ($17.7 million) related to the aforementioned PRP, due to higher costs related to the outsourcing of the information tech-nology, telecommunications and network services function ($13.3 million) that includes costs associated with Year 2000 compliance, costs associated with new business development ($13.3 million), increased C&LM costs ($5 million) and higher costs associated with real estate operations ($1.3 million). These increases were offset, in part, by a decline in insurance and employee benefits costs ($1.1 million) and labor savings from the PRP, the absence of storm damage costs related to an April 1997 blizzard ($2 million) and a decline in the provision for bad debts ($2.1 million).

    Other operation in 1997 increased $10.3 million (4.8%) due to a one-time charge related to the aforementioned PRP, costs associated with new business development ($3.6 million), and an increase in the provision for bad debts ($1.4 million) that reflected higher reserve requirements. The impact of these factors was offset, in part, by lower operating costs ($5 million) that resulted, in part, from the PRP, lower pension costs ($2.7 million) and the absence of costs related to the 1996 labor dispute ($4.6 million).

    Maintenance increased $3 million (8.2%) in 1998 due to the addition of the Medical Area Total Energy Plant (MATEP) facility ($1.9 million) and greater expenses related to Canal Unit 1 boiler plant and related equipment. In 1997, maintenance declined $4.1 million (10%) and resulted from a reduction in transmission and distribution-related projects and, to a lesser extent, the PRP.

    Depreciation increased $7.6 million (14.2%) during 1998 and reflects the treatment allowed for certain production plant pursuant to the electric industry restructuring legislation as well as a higher level of depreciable plant including the newly acquired MATEP facility. Depreciation increased $1.6 million (3.1%) in 1997 due to additions to property, plant and equipment, that included the costs associated with the conversion of Canal Unit 2 in mid-1996 to burn natural gas as well as oil.

    Federal and state income taxes decreased $4.8 million (15.4%) during 1998 reflecting the level of pre-tax income related to normal operations. The tax impact from the sale of real estate ($6.3 million) was reflected as an offset to the gain from the sale in Other Income on the Consolidated Statements of Income. Federal and state income taxes decreased $4.8 million (13.4%) during 1997 due mainly to the lower level of pre-tax income.

    The increase of $823,000 (2.9%) in local property and other taxes for 1998 was due primarily to real estate taxes associated with MATEP and higher real estate tax rates and assessments offset, in part, by a decline in payroll taxes attributable to savings realized from the aforementioned PRP. Local property and other taxes were higher during 1997 due to higher property tax

<PAGE 28>

                           COMMONWEALTH ENERGY SYSTEM

rates and assessments within COM/Energy's service territory and an increase in payroll-related taxes due to a 1996 labor dispute.

    Other Income

    In 1998, other income increased $9.9 million due to the gain from the aforementioned sale of real estate ($10.8 million net of taxes). In 1997, other income decreased $2 million due primarily to the absence of a 1996 recognition of the recoverability of costs associated with Canal Electric's postretirement benefits ($1.8 million) following Federal Energy Regulatory Commission (FERC) approval, and the absence of a gain from the sale of real estate ($402,000 net of taxes) in 1996.

    Interest Charges

    The $6.6 million (16.3%) increase in total interest charges for 1998 resulted from higher levels of short-term borrowings, the full impact from the issuance of two series of long-term debt in September 1997 and the issuance of new long-term debt in the third quarter of 1998, partially offset by maturing long-term debt and scheduled sinking fund payments. The $2 million decline in total interest charges for 1997 was due to maturing long-term debt and scheduled sinking fund payments partially offset by a slightly higher average level of short-term borrowings.

Liquidity and Capital Resources

    Financial Condition

    COM/Energy's cash requirements are essentially met through the generation of cash flows from the sale of electricity, natural gas (including liquefied natural gas), steam and chilled water. Cash requirements for current opera-tions, construction programs, debt service and other capital requirements are maintained through internal generation and short-term borrowings made avail-able through COM/Energy's credit lines with banks. Long-term debt issues are used to permanently finance short-term debt when deemed appropriate by management.

    The Parent, through its Advanced Energy Systems, Inc. subsidiary (AES), purchased the MATEP total energy plant, that was formerly owned and operated by Harvard University and is located in the Longwood Medical Area of Boston, and related contracts, for $146.3 million on June 1, 1998. This acquisition was ultimately financed with a $40 million equity contribution from the Parent to AES (financed with a 2-year term note issued by the Parent) and $112.5 million in 23-year term notes at a rate of 6.924% with sinking fund payments scheduled to begin in 2003. The notes are secured by long-term contracts between MATEP and its customers. This new venture increased revenues by approximately $34 million in 1998 and it is projected that annual revenues from this facility will average approximately $60 million in the years 1999 through 2003.

    COM/Energy's 1998 net cash flow from operating activities ($81.9 million) exceeded funds required to support normal additions to property, plant and equipment. The improved cash flow position also reflects proceeds from the sale of COM/Energy's generating assets and real estate ($466.6 million). No gain was recorded on the sale of the generating assets on a consolidated basis

<PAGE 29>

                           COMMONWEALTH ENERGY SYSTEM

as COM/Energy is obligated to reduce Cambridge Electric's and Commonwealth Electric's transition costs by the net proceeds of the sale.

    The year's cash requirements for the payment of preferred and common divi-dends ($35.9 million), the payment of maturing long-term debt and sinking fund requirements ($102.1 million) and the repayment of short-term borrowings ($92.1 million) were provided from operations and proceeds from the issuance of long-term debt ($152.5 million) and the sale of assets. Other information on the sources and uses of cash for the past three years is included in the Consolidated Statements of Cash Flows.

    On February 12, 1999, the holders of the Parent's Cumulative Preferred Shares (Series A 4.80%, Series B 8.10% and Series C 7.75%) were notified that each series will be redeemed in full effective April 1, 1999. The redemption price of $102 for Series A and $101 for each of Series B and C, plus accrued dividends will be paid upon redemption.


                              Capital Requirements
    -------------------------------------------------------------------
                            Bar graph illustration of
                     comparative two-year (1997-1998) actual
                      and five-year (1999-2003) forecast of
                      capital requirements based on values
                             listed in chart below.
    -------------------------------------------------------------------

                                                  Forecast
                       1997    1998   1999    2000    2001   2002   2003
                                      (Dollars in millions)
    Construction-
      Electric         $ 35    $ 38   $ 38    $ 38    $ 41   $ 41   $ 44
      Gas                18      19     19      18      19     19     19
      Other               4       3      6      10       5      5      5
    Maturing Debt        23     102     48      27       5     37     20
    Purchase of MATEP    -      146     -       -       -      -      -
    Retirement of
      Preferred Shares   -       -      11      -       -      -      -
                       $ 80    $308   $122    $ 93    $ 70   $102   $ 88

    Capital Requirements and Resources

    COM/Energy's projected capital expenditures for the years 1999 through 2003 are $475.8 million, including $122.1 million for 1999 that consists of $63.4 million for construction expenditures and $58.7 million for maturing debt, sinking fund payments and the redemption of the preferred shares. These 1999 expenditures will be met through a combination of long and short-term debt issues and internally-generated funds.

    COM/Energy's goal is to maintain a capital structure that preserves an appropriate balance between debt and equity. Management believes its capital resources and liquidity are sufficient to meet its current and projected requirements.

<PAGE 30>

                           COMMONWEALTH ENERGY SYSTEM

    COM/Energy's capitalization structure is presented below:

                                  1998                    1997
                                    (Dollars in thousands)

    Long-term debt           $434,602    48.4%       $383,311    41.7%
    Preferred shares           11,380     1.3          12,200     1.3
    Common equity             449,592    50.1         430,770    46.8
    Short-term debt             2,000     0.2          94,075    10.2
    Total capitalization     $897,574   100.0%       $920,356   100.0%

                                 Capitalization
    -------------------------------------------------------------------
                            Bar graph illustration of
                  comparative five-year (1999-2003) forecast of
                    capitalization components based on values
                             listed in chart below.
    -------------------------------------------------------------------

                                         Forecast
                    1999        2000         2001         2002        2003
                                     (Dollars in millions)

    Common
      Equity  $  474  45%  $  488  46%  $  509  47%  $  537  49% $  566   51%
    Long-term
      Debt       480  46      454  43      447  42      435  40     540   48
    Short-term
      Debt        92   9      120  11      121  11      114  11       7    1
              $1,046 100%  $1,062 100%  $1,077 100%  $1,086 100% $1,113  100%


    Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Parent's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and new business development expenditures and the availability of cash from various sources.

<PAGE 31>

                           COMMONWEALTH ENERGY SYSTEM

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, the Parent and BEC will be merged into a new holding company to be known as NSTAR. Holders of Parent common shares will receive
1.05 shares of NSTAR common stock for each share held while BEC common shareholders will receive one share of NSTAR common stock for each share held. In addition, current Parent and BEC common shareholders have the right to receive cash rather than NSTAR common stock in the amount of $44.10 for each share held, up to an aggregate maximum of $300 million. At the close of the merger, Parent shareholders will own approximately 32% of NSTAR common stock and BEC shareholders will own approximately 68%. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

    The merger will create an energy delivery company serving approximately
1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

    Shareholder votes on the merger will be held as part of each of the Parent's and BEC's annual shareholder meetings scheduled for the second quarter of 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, the Parent's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of directors. Also, upon effectiveness of the merger, NSTAR's board of directors will consist of the Parent's and BEC's current trustees.


    Provisions of Statement of Financial Accounting Standards No. 71

    As described in Note 2(b) of the Notes to Consolidated Financial State-ments, COM/Energy follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event COM/Energy is somehow unable to meet the criteria for following SFAS No. 71, the accounting impact would be an extraordinary,

<PAGE 32>

                           COMMONWEALTH ENERGY SYSTEM

non-cash charge to operations in an amount that could be material. Conditions that could give rise to the discontinuance of SFAS No. 71 include: 1) increas-ing competition restricting COM/Energy's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators. COM/Energy monitors these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, COM/Energy believes that its retail electric utility operations, excluding generation-related assets, remain subject to SFAS No. 71 and its regulatory assets, including those related to electric generation, remain probable of future recovery.

    As a result of electric industry restructuring, COM/Energy's retail electric companies discontinued application of accounting principles applied to their investment in electric generation facilities effective March 1, 1998. COM/Energy will not be required to write off any of its generation-related assets, including regulatory assets. These assets have been retained on the Consolidated Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through the non-bypassable transition charge.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities. COM/Energy has been involved in Year 2000 compliancy since 1996.

    COM/Energy, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

   COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installa-tions that are necessary. All installations are expected to be completed and tested by mid-1999.

   COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy

<PAGE 33>

                           COMMONWEALTH ENERGY SYSTEM

supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy is approximately 86% complete in its efforts to resolve non-compliance with Year 2000 requirements related to its non-information technology systems. COM/Energy anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

   At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 70% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

   Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $7 million, including approximately $900,000 incurred through 1997 and $3.1 million spent in 1998. Approximately $3 million is expected to be spent in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

   In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of February 1, 1999, COM/Energy has received responses from approximately 75% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continuing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfaction by July 1, 1999.

   In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

   COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infrastructure failures,

<PAGE 34>

                           COMMONWEALTH ENERGY SYSTEM

there may be no practical alternative course of action available to COM/Energy.

   COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

   While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distrib-ute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

   The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

Environmental Matters

   Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether Commonwealth Gas may be responsible for remedial actions. In April 1998, Commonwealth Gas recorded an additional liability and corresponding regulatory asset of $500,000 due to an increase in the site clean-up cost estimate for an MGP site for which Commonwealth Gas was previously cited as a Potentially Responsible Party. The DTE has approved recovery of costs associated with MGP sites.

   Commonwealth Gas and certain other COM/Energy subsidiaries are also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates and have recorded in prior years an estimated liability (and a charge to operations) of $1.8 million to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. COM/Energy is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of COM/Energy's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on COM/Energy's results of operations or financial position.

   On January 1, 1997, COM/Energy adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 pro-vides authoritative guidance for recognition, measurement, display and

<PAGE 35>

                           COMMONWEALTH ENERGY SYSTEM

disclosure of environmental remediation liabilities in financial statements. COM/Energy has recorded environmental remediation liabilities net of amounts paid of $2.9 million at December 31, 1998. The adoption of SOP 96-1 did not have a material adverse effect on COM/Energy's results of operations or financial position.

New Accounting Principles

   In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power con-tracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

   In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organi-zation costs and requires that these costs be expensed as incurred.

   The adoption of SFAS No. 133 and SOP 98-5 is not expected to have a material impact on COM/Energy's results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Although COM/Energy has material commodity purchase contracts and finan-cial instruments (debt), these instruments are not subject to market risk. COM/Energy's electric distribution and gas distribution subsidiaries have rate making mechanisms which allow for the recovery of fuel costs from customers. The fuel adjustment mechanisms allow COM/Energy's subsidiaries to pass all costs related to the purchase of commodities to the customer, thereby insulat-ing COM/Energy from market risk.

   Similarly, any change in the fair market value of COM/Energy's prudently incurred debt obligations realized by COM/Energy would be borne by customers through future rates.

<PAGE 36>

                           COMMONWEALTH ENERGY SYSTEM

   Although not a rate regulated subsidiary, COM/Energy's MATEP facility has cost of service based contracts with its customers which are similar to fuel recovery mechanisms discussed above. Under these contracts, the cost of commodities purchased for generation is passed on to the customer, thereby protecting COM/Energy from changes in the market price of fuel.


Item 8.  Financial Statements and Supplementary Data

   The Company's financial statements required by this item are filed herewith on pages 37 through 61 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

<PAGE 37>

                           COMMONWEALTH ENERGY SYSTEM

Item 8.  Financial Statements and Supplementary Data

                               MANAGEMENT'S REPORT
               Commonwealth Energy System and Subsidiary Companies

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

February 18, 1999


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees of Commonwealth Energy System:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of COMMONWEALTH ENERGY SYSTEM (the System) (a Massachusetts trust) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, changes in common shareholders' investment and changes in redeemable preferred shares for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the System and subsidiary companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Common-wealth Energy System and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with general-ly accepted accounting principles.

                                                      Arthur Andersen LLP

Boston, Massachusetts
February 18, 1999

<PAGE 38>


                           COMMONWEALTH ENERGY SYSTEM

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                    PART II.


FINANCIAL STATEMENTS


      Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Balance Sheets at December 31, 1998 and 1997

      Consolidated Statements of Capitalization for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Common Shareholders' Investment for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Redeemable Preferred Shares for the Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements


                                    PART IV.


SCHEDULES

      I Investments in, Equity in Earnings of, and Dividends Received from Related Parties for the Years Ended December 31, 1998, 1997 and 1996

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

<PAGE 39>

                           COMMONWEALTH ENERGY SYSTEM

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                 (Dollars in thousands except per share amounts)

                                               1998        1997        1996

Operating Revenues
  Electric                                  $  636,563  $  688,508   $  649,678
  Gas                                          306,099     333,977      341,867
  Steam and other                               37,453      19,259       19,360
                                               980,115   1,041,744    1,010,905

Operating Expenses
  Fuel used in electric production,
    principally oil                            107,066     129,021       91,690
  Electricity purchased for resale             228,920     265,805      265,019
  Cost of gas sold                             163,701     184,122      187,530
  Other operation                              235,426     225,658      215,319
  Maintenance                                   39,864      36,838       40,913
  Depreciation                                  60,997      53,405       51,782
  Taxes-
    Local property                              20,879      19,130       18,049
    Income                                      26,253      31,040       35,840
    Payroll and other                            8,149       9,075        7,839
                                               891,255     954,094      913,981
Operating Income                                88,860      87,650       96,924

Other Income
  Gain from sale of real estate, net            10,789         -            402
  Other                                          1,664       2,601        4,217
                                                12,453       2,601        4,619

Income Before Interest Charges                 101,313      90,251      101,543

Interest Charges
  Long-term debt                                37,435      33,572       35,586
  Other interest charges                         9,474       6,778        6,782
                                                46,909      40,350       42,368

Net Income                                      54,404      49,901       59,175
  Dividends on preferred shares                    930         988        1,050
Earnings Applicable to Common Shares        $   53,474  $   48,913   $   58,125

Average Number of Common Shares
  Outstanding                               21,534,042  21,531,433   21,529,676
Basic and Diluted Earnings
  Per Common Share                               $2.48       $2.27        $2.70














The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 40>

                           COMMONWEALTH ENERGY SYSTEM

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                             (Dollars in thousands)

                                                        1998        1997
Assets

Property, Plant and Equipment, at original cost
  Electric                                           $  963,181   $1,173,797
  Gas                                                   391,069      373,541
  Other                                                 118,717       72,475
                                                      1,472,967    1,619,813
  Less-Accumulated depreciation and amortization        462,153      577,962
                                                      1,010,814    1,041,851
  Construction work in progress                           6,942        7,864
  Nuclear fuel in process                                 1,568          193
                                                      1,019,324    1,049,908

Equity in Corporate Joint Ventures
  Nuclear electric power companies (2.5% to 4.5%)        10,391       10,368
  Other investments                                       3,640        3,399
                                                         14,031       13,767

Restricted Cash - Long-term                             172,239          -

Current Assets
  Cash and cash equivalents                              74,840        4,299
  Restricted cash                                        21,094          -
  Accounts receivable, less reserves of $9,084 in
    1998 and $9,408 in 1997                             122,064      128,946
  Unbilled revenues                                      21,211       32,029
  Inventories, at average cost-
    Electric production fuel oil                            572        1,902
    Natural gas                                          24,519       23,301
    Materials and supplies                                7,833        7,441
  Prepaid property taxes                                  8,112        9,282
  Other                                                   5,466        5,786
                                                        285,711      212,986

Deferred Charges
  Regulatory assets                                     210,628      178,864
  Power sale agreements                                  29,685          -
  Other                                                  31,270       29,525
                                                        271,583      208,389





                                                     $1,762,888   $1,485,050












The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 41>

                           COMMONWEALTH ENERGY SYSTEM

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                             (Dollars in thousands)

                                                        1998        1997

Capitalization and Liabilities

Capitalization (See separate statement)
  Common share investment                            $  449,592   $  430,770
  Redeemable preferred shares, less current
    sinking fund requirements                            11,380       12,200
  Long-term debt, less current sinking fund
    requirements and maturing debt                      385,602      364,311
                                                        846,574      807,281

Capital Lease Obligations                                10,982       12,272


Current Liabilities
  Interim Financing-
    Notes payable to banks                                2,000       94,075
    Maturing long-term debt                              49,000       19,000
                                                         51,000      113,075

  Other Current Liabilities-
    Current sinking fund requirements                     8,123        8,473
    Accounts payable                                    106,952      107,157
    Accrued taxes-
      Local property and other                           10,633        9,795
      Income                                            134,768       14,410
    Accrued interest                                      5,213        6,778
    Dividends declared                                    8,732        8,517
    Other                                                54,462       43,627
                                                        328,883      198,757
                                                        379,883      311,832


Deferred Credits
  Accumulated deferred income taxes                         -        176,354
  Regulatory liabilities                                375,207       14,087
  Nuclear units' purchased power contracts               59,507       69,659
  Unamortized investment tax credits                     21,616       25,340
  Other                                                  69,119       68,225
                                                        525,449      353,665


Commitments and Contingencies

                                                     $1,762,888   $1,485,050












The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 42>

                           COMMONWEALTH ENERGY SYSTEM

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (Dollars in thousands)

                                                   1998        1997       1996
Operating Activities
  Net income                                    $  54,404   $ 49,901  $ 59,175
  Gain from sale of real estate, net              (10,789)       -        (402)
  Effects of noncash items-
    Depreciation and amortization                  74,110     65,646    63,331
    Deferred income taxes, net                   (126,114)     2,542     3,515
    Investment tax credits, net                    (3,723)    (1,278)   (1,285)
    Earnings from corporate joint ventures         (1,636)    (1,348)   (1,557)
  Dividends from corporate joint ventures           1,887      1,272     1,376
  Change in working capital, exclusive of cash-
    Accounts receivable and unbilled revenues      17,700    (12,269)   (9,446)
    Accrued (prepaid) income taxes                120,358      6,500   (14,097)
    Accrued (prepaid) local property and
      other taxes                                   2,008        532      (555)
    Accounts payable and other                      9,449     20,756   (33,956)
  Transition costs deferral                       (42,498)       -         -
  Fuel charge stabilization deferral, net           1,465     (5,543)    2,372
  Deferred postretirement benefits costs              -       (2,126)   (2,157)
  All other operating items                       (14,672)   (17,034)   (3,689)
Net cash provided by operating activities          81,949    107,551    62,625

Investing Activities
  Additions to property, plant and
    equipment (inclusive of AFUDC)-
      Electric                                    (38,289)   (34,524)  (38,844)
      Gas                                         (19,362)   (18,230)  (11,611)
      Other                                        (3,297)    (4,804)   (2,730)
  Purchase of total energy plant
    and related contracts                        (146,270)       -         -
  Proceeds from sale of real estate                22,175        -         700
  Proceeds from sale of generating assets, net    444,474        -         -
Net cash (provided by) used for
  investing activities                            259,431    (57,558)  (52,485)

Financing Activities
  Sale of common shares                               -          -          32
  Payment of dividends                            (35,858)   (35,056)  (34,205)
  Proceeds from (payment of) short-term
    borrowings, net                               (92,075)   (24,400)   62,875
  Long-term debt issues                           152,500     35,000       -
  Retirement of long-term debt and preferred
    shares through sinking funds                   (8,123)    (8,473)   (8,436)
  Long-term debt issues refunded                  (93,950)   (14,260)  (33,230)
Net cash used for financing activities            (77,506)   (47,189)  (12,964)

Net increase (decrease) in cash,
  cash equivalents and restricted cash            263,874      2,804    (2,824)
Cash and cash equivalents
  at beginning of period                            4,299      1,495     4,319
Cash, cash equivalents and restricted
  cash at end of period                         $ 268,173   $  4,299  $  1,495

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of capitalized amounts)       $  44,685   $ 38,201  $ 41,294
    Income taxes                                $  28,164   $ 24,436  $ 46,563

The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 43>

                           COMMONWEALTH ENERGY SYSTEM

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                           DECEMBER 31, 1998 AND 1997

                             (Dollars in thousands)

                                                           1998       1997
Common Share Investment
  Common shares, $2 par value-
    Authorized-50,000,000 shares
    Outstanding-21,540,550 shares in 1998
      and 21,531,784 shares in 1997                     $ 43,081    $ 43,063
    Amounts paid in excess of par value                  112,170     111,912
    Retained earnings                                    294,341     275,795
      Total common share investment                      449,592     430,770

Redeemable Preferred Shares,
  Cumulative, $100 Par Value
    Series A, 4.80%                                        2,400       2,520
    Series B, 8.10%                                        3,680       3,840
    Series C, 7.75%                                        6,120       6,660
    Less-Current sinking fund requirements                  (820)       (820)
      Total redeemable preferred shares                   11,380      12,200

Long-term Debt
  Parent
    Senior Notes due-
      1998, 10.45%                                           -        10,000
      1999, 10.58%                                        10,000      10,000
      2000, variable rate (5.673% in 1998)                40,000         -
      Less-Maturing long-term debt                       (30,000)    (10,000)
        Total Parent long-term debt                       20,000      10,000

  Subsidiary companies
    Mortgage Bonds, collateralized by property of
      operating subsidiaries, due-
        2001, 8.99%                                       10,800      14,450
        2006, 8.85%                                          -        34,300
        2007, 6.54%                                       10,000      10,000
        2017, 7.04%                                       25,000      25,000
        2020, 7 3/8%                                         -        10,000
        2020, 9 7/8%                                         -        40,000
        2020, 9.95%                                       25,000      25,000
        2033, 7.11%                                       35,000      35,000

    Notes due-
        1999, variable rate (6.25% in 1998 and
                6.391% in 1997)                            9,000       9,000
        1999, 8.04%                                       10,000      10,000
        2002, 7 3/4%                                       2,400       2,500
        2002, 9.30%                                       30,000      30,000
        2003, 7.43%                                       15,000      15,000
        2004, 9.50%                                        7,500      10,000
        2007, 8.70%                                        5,000       5,000
        2007, 9.55%                                       10,000      10,000
        2008, 7.70%                                       10,000      10,000
        2012, 9.37%                                       14,737      15,789
        2013, 7.98%                                       25,000      25,000
        2014, 9.53%                                       10,000      10,000
        2019, 9.60%                                       10,000      10,000
        2021, 6.924%                                     112,500         -
        2023, 8.47%                                       15,000      15,000
        Less-Maturing long-term debt                     (19,000)     (9,000)
             Current sinking fund requirements            (7,303)     (7,653)
             Unamortized discount, net                       (32)        (75)
        Total subsidiary companies' long-term debt       365,602     354,311

        Total long-term debt                             385,602     364,311

          Total capitalization                          $846,574    $807,281


The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 44>

                           COMMONWEALTH ENERGY SYSTEM

      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     Amounts
                                             Par     Paid in
                                             Value   Excess
                                             $2 Per  of Par   Retained
                                  Shares     Share   Value    Earnings  Total
                                             (Dollars in thousands)

Balance December 31, 1995        21,528,268  $43,056 $111,749 $235,980 $390,785
Add (Deduct)-
 Net income                             -        -        -     59,175   59,175
 Sale of shares                       1,408        3       29      -         32
 Cost of stock split                    -        -        (93)     -        (93)
 Cash dividends declared-
  Common shares-$1.54 per share         -        -        -    (33,155) (33,155)
  Preferred shares                      -        -        -     (1,050)  (1,050)
Balance December 31, 1996        21,529,676   43,059  111,685  260,950  415,694
Add (Deduct)-
 Net income                             -        -        -     49,901   49,901
 Shares issued pursuant to
  Long-Term Incentive
  Compensation Plan                   2,108        4       43      -         47
 Amortization of deferred
  compensation                          -        -        184      -        184
 Cash dividends declared-
  Common shares-$1.58 per share         -        -        -    (34,068) (34,068)
  Preferred shares                      -        -        -       (988)    (988)
Balance December 31, 1997        21,531,784   43,063  111,912  275,795  430,770
Add (Deduct)-
 Net income                             -        -        -     54,404   54,404
 Shares issued pursuant to
  Long-Term Incentive
  Compensation Plan                   8,766       18      178      -        196
 Amortization of deferred
  compensation                          -        -         80      -         80
 Cash dividends declared-
  Common shares-$1.62 per share         -        -        -    (34,928) (34,928)
  Preferred shares                      -        -        -       (930)    (930)
Balance December 31, 1998        21,540,550  $43,081 $112,170 $294,341 $449,592



         Consolidated Statements of Changes in Redeemable Preferred Shares
                Commonwealth Energy System and Subsidiary Companies
               For the Years Ended December 31, 1998, 1997 and 1996

                                             Authorized and Outstanding
                                    Cumulative Preferred Shares-$100 Par Value

                                      Series A   Series B   Series C    Total
                                       4.80%      8.10%      7.75%      Shares

Balance December 31, 1995             27,600     41,600     77,400     146,600
    Less-Sinking fund redemptions      1,200      1,600      5,400       8,200
Balance December 31, 1996             26,400     40,000     72,000     138,400
    Less-Sinking fund redemptions      1,200      1,600      5,400       8,200
Balance December 31, 1997             25,200     38,400     66,600     130,200
    Less-Sinking fund redemptions      1,200      1,600      5,400       8,200
Balance December 31, 1998             24,000     36,800     61,200     122,000



The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 45>

                           COMMONWEALTH ENERGY SYSTEM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General Information

      Commonwealth Energy System (the Parent) is an exempt public utility holding company with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts. The Parent, together with its subsidiaries, is collectively referred to as "COM/Energy." Electric operations have been involved in the production, distribution and sale of electricity to 373,000 customers in 41 communities including New Bedford, Plymouth, Cambridge and the geographic area comprising Cape Cod. Gas operations serve 239,000 customers in 51 communities including New Bedford, Cambridge, Plymouth and Worcester. In addition to the utility companies, the Parent owns a subsidiary that operates a total energy plant serving the Longwood Medical Area of Boston (see Note 3(e)), a steam distribution company, five real estate trusts, a company engaged in the operation of LNG facilities and a subsidiary that is pursuing energy-related business opportunities.

      COM/Energy has 1,638 regular employees including 1,029 (63%) represented by various collective bargaining units covered by separate contracts with expiration dates ranging from March 2001 through April 2003.

      In response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets in 1998 to focus on the transmission and distribution of energy and related services (see Note 2(c).

      In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

(2)   Significant Accounting Policies

      (a)  Principles of Consolidation and Accounting

      The consolidated financial statements include the accounts of the Parent and all of its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      (b)  Regulatory Assets and Liabilities

      COM/Energy's operating utility companies are regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (DTE).

      Based on the current regulatory framework, COM/Energy accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulated subsidiaries of the Parent have established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time.

<PAGE 46>

                           COMMONWEALTH ENERGY SYSTEM

Similarly, the regulatory liabilities established by COM/Energy are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordi-nary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts COM/Energy's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, COM/Energy believes that its regulatory assets, including those related to generation, are probable of future recovery.

      As a result of electric industry restructuring, COM/Energy's retail electric companies discontinued application of accounting principles applied to their investment in electric generation facilities effective March 1, 1998. COM/Energy will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Consolidated Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transition charge.

      The principal regulatory assets included in deferred charges were as follows:
                                                          1998        1997
                                                       (Dollars in thousands)

      Transition costs                                  $ 47,771     $    -
      Fuel charge stabilization                           26,682       29,655
      Postretirement benefit costs                        23,958       25,475
      Power contract buy-out                              15,717       17,609
      Deferred income taxes                               15,737       13,089
      FERC Order 636 transition costs                      5,968        7,336
      Maine Yankee unrecovered plant and
         decommissioning costs                            30,646       34,908
      Connecticut Yankee unrecovered plant and
         decommissioning costs                            25,185       28,566
      Yankee Atomic unrecovered plant and
         decommissioning costs                             3,676        6,184
      Seabrook related costs                               3,008        4,324
      Environmental costs                                  5,079        3,930
      Other                                                7,201        7,788
                                                        $210,628     $178,864

      The regulatory liabilities, reflected in the accompanying Consolidated Balance Sheets were as follows:
                                                          1998        1997
                                                       (Dollars in thousands)

      Regulatory liability related
         to sale of generating assets                   $358,604     $    -
      Deferred income taxes                               12,196       13,143
      Demand-side management deferral                      3,956          -
      Other                                                  451          944
                                                        $375,207     $ 14,087

      The regulatory liability of $358.6 million was established pursuant to COM/Energy's divestiture filing that was approved by the DTE in which COM/Energy agreed to use the net proceeds from the sale of its non-nuclear generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring.

<PAGE 47>

                           COMMONWEALTH ENERGY SYSTEM

      COM/Energy's regulatory assets, including the costs associated with existing power contracts with three Yankee nuclear power plants that have shut down permanently (see Note 3(d)), and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recov-ered over the next 11 years pursuant to the legislation discussed below.

      In November 1997, the Commonwealth of Massachusetts enacted a comprehen-sive electric utility industry restructuring bill. On November 19, 1997, the Parent's electric subsidiaries filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that the Parent's retail electric subsidiaries, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facili-ties, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

      (c)  Divestiture of Generation Assets

      The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia.
The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of these assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments, amounted to $358.6 million and will be used to reduce transition costs related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge.

      COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of Canal Electric Company's (Canal Electric) generation assets. These proceeds will be invested in a conserva-tive portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company (Commonwealth Electric). The net proceeds have been classi-fied as restricted cash on the Consolidated Balance Sheet.

      (d)  Equity Method of Accounting

      COM/Energy uses the equity method of accounting for investments in corporate joint ventures due, in part, to its ability to exercise significant influence over operating and financial policies of these entities. Under this method, it records as income the proportionate share of the net earnings of the joint ventures with a corresponding increase in the carrying value of the investment. The investment is reduced as cash dividends are received. COM/Energy conducts business with the corporate joint ventures in which it has investments, principally four nuclear generating facilities located in New England and a 3.8% interest in Hydro-Quebec Phase II.

<PAGE 48>

                           COMMONWEALTH ENERGY SYSTEM

      (e)  Operating Revenues

      Customers are billed for their use of electricity and gas on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

      COM/Energy's utility companies are generally permitted to bill customers for costs associated with purchased power and transmission, fuel used in electric production, gas, conservation and load management and environmental costs. The amount of such costs incurred but not yet reflected in customers' bills is recorded as unbilled revenues.

      (f)  Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The average composite depreciation rates were as follows:

                                     1998      1997     1996

      Electric                       3.81%     3.66%    3.65%
      Gas                            2.95      2.95     2.94
      District heating and cooling   4.09      3.80     3.89
      LNG                            3.61      3.65     3.59

      (g)  Allowance for Funds Used During Construction

      Under applicable rate-making practices, COM/Energy companies are permitted to include an allowance for funds used during construction (AFUDC) as an element of their depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which utility companies earn a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the accompanying Consolidated Statements of Income and amounted to $413,000, $368,000 and $257,000 in 1998, 1997 and 1996, respectively.

      While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 5.5% in 1998, 6.1% in 1997 and 6.2% in 1996.

      (h) Earnings Per Share

      SFAS No. 128, "Earnings Per Share," requires the presentation of both basic and diluted earnings per share (EPS). Diluted EPS reflect the possible impact on EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Parent granted potential awards in the form of common shares to certain key employees pursuant to its Long Term Incentive Compensation Plan (see Note 5(d)) during the first quarter of 1997, and to members of the Board of Trustees in June 1998 pursuant to the Restricted Common Share Plan for Trustees. The granting of these shares did not have a material impact on the Parent's EPS.

(3)   Commitments and Contingencies

      (a)  Capital Expenditures

      COM/Energy is engaged in a continuous construction program presently estimated at $327.9 million for the five-year period 1999 through 2003. Of that amount, $63.4 million is estimated for 1999. The program is subject to periodic review and revision.

<PAGE 49>

                           COMMONWEALTH ENERGY SYSTEM

      (b)  Seabrook Nuclear Power Plant

      COM/Energy's 3.52% interest in the Seabrook nuclear power plant is owned by Canal Electric, a wholesale electric generating subsidiary, to provide for a portion of the capacity and energy needs of affiliates Cambridge Electric and Commonwealth Electric. Canal Electric is recovering 100% of its Seabrook 1 investment through a power contract with Cambridge Electric and Commonwealth Electric pursuant to FERC and DTE approval.

      Pertinent information with respect to Canal Electric's joint-ownership interest in Seabrook 1 and information relating to operating expenses that are included in the accompanying financial statements are as follows:

                               1998       1997
                          (Dollars in thousands)

    Utility plant-in-
      service                $232,471   $232,471   Plant capacity (MW)    1,150
    Nuclear fuel               23,581     22,207   Canal Electric's share:
    Accumulated depreciation                         Percent interest     3.52%
      and amortization        (71,929)   (64,379)    Entitlement (MW)      40.5
    Construction work in                           In-service date         1990
      progress                  1,852      1,036   Operating license
                             $185,975   $191,335     expiration date       2026

                                1998       1997       1996
                                 (Dollars in thousands)
      Operating expenses:
        Fuel                  $ 1,274    $ 1,471    $ 1,727
        Other operation         4,369      4,206      4,091
        Maintenance             1,437      2,364        990
        Depreciation            6,577      6,314      6,544
        Amortization            1,319      1,319      1,319
                              $14,976    $15,674    $14,671

      Canal Electric and the other joint owners have established a decommis-sioning fund to cover decommissioning costs. The estimated cost to decommis-sion the plant is $489 million in current dollars. Canal Electric's share of this liability (approximately $17.2 million), less its share of the market value of the assets held in a decommissioning trust (approximately $3.2 million), is approximately $14 million at December 31, 1998.

      (c) Price-Anderson Act

      Under the Price-Anderson Act (the Act), owners of nuclear power plants have the benefit of approximately $9.7 billion of public liability coverage which would compensate the public for valid bodily injury and property loss on a no-fault basis in the event of an accident at a commercial nuclear power plant. Under the provisions of the Act, each nuclear reactor with an operat-ing license can be assessed up to $88.1 million per nuclear incident with a maximum assessment of $10 million per incident within one calendar year. Nuclear plant owners have initiated insurance programs designed to help cover liability claims relating to property damage, decontamination, replacement power and business interruption costs for participating utilities arising from a nuclear incident.

      COM/Energy has an equity ownership interest in four nuclear generating facilities as well as a 3.52% joint-ownership interest in Seabrook 1. The operators of these units maintain nuclear insurance coverage (on behalf of the owners of the facilities) with Nuclear Electric Insurance Limited (NEIL II) and the American Nuclear Insurers (ANI). NEIL II provides $2.25 billion of property, boiler, machinery and decontamination insurance coverage, including accidental premature decommissioning insurance in the amount of the shortfall

<PAGE 50>

                           COMMONWEALTH ENERGY SYSTEM

in the Decommissioning Trust Fund, in excess of the underlying $500 million policy. All companies insured with NEIL II are subject to retroactive assessments if losses exceed the accumulated funds available. ANI provides $500 million of "all risk" property damage, boiler, machinery and decontamina-tion insurance. An additional $200 million of primary financial protection coverage is provided for off-site bodily injury or property damage caused by a nuclear incident. ANI also provides secondary financial protection liability insurance that currently provides $9.5 billion of retrospective insurance premium benefits in accordance with the provisions of the Act. Three of the four units in which COM/Energy has an equity ownership interest have been permanently shut down. The Nuclear Regulatory Commission has approved each of these units' requests to withdraw from participation in the secondary insur-ance program. Additional coverage ($200 million) provided by ANI includes tort liability protection arising out of radiation injury claims by nuclear workers and injury or property damage caused by the transportation or shipment of nuclear materials or waste.

      Based on its various ownership interests in the five nuclear generating facilities, COM/Energy's retrospective premium could be $600,000 annually or a cumulative total of $5.3 million, exclusive of the effect of inflation indexing (at five-year intervals) and a 5% surcharge ($2.9 million) in the event that total public liability claims from a nuclear incident exceed the funds available to pay such claims.

      (d)  Power Contracts

      COM/Energy has long-term contracts to purchase capacity from various generating facilities. Generally, these contracts are for fixed periods and require payment of a demand charge for the capacity entitlement and an energy charge to cover the cost of fuel. Information relative to these contracts is as follows:
                  Range of
                  Contract
                 Expiration     Entitlement                  Cost
                   Dates         %       MW       1998       1997       1996
                                                    (Dollars in thousands)
Type of Unit
Natural gas       2008-2017    (a)       212.0  $120,926   $127,580   $120,842
Nuclear           2004-2012    (b)        85.1    41,969     41,058     41,280
Waste-to-energy     2015       100        67.0    44,423     43,038     39,622
Hydro             2014-2023    100        23.9    11,359     10,952     12,537
  Total                                  388.0  $218,677   $222,628   $214,281

  (a) Includes contracts to purchase power from various non-utility generators with capacity entitlements ranging from 11.1% to 100%.

  (b) Commonwealth Electric has an 11% entitlement in the Pilgrim nuclear power plant that is expected to be sold by Boston Edison Company in 1999 to Entergy Nuclear Generating Company. In conjunction with this sale, Commonwealth Electric has reached an agreement to buy out of this contract, but will continue to buy power on a declining basis through 2004. Cambridge Electric has a 2.5% ownership interest in the Vermont Yankee nuclear power plant. The estimated cost to decommission this plant is $406.7 million in current dollars. COM/Energy's share of this liability (approximately $9.2 million), less its share of the market value of the assets held in a decommissioning trust (approximately $5.1 million), is approximately $4 million at December 31, 1998.

<PAGE 51>

                           COMMONWEALTH ENERGY SYSTEM

      Pertinent information with respect to life-of-the-unit contracts with nuclear units that are no longer operating in which COM/Energy has an equity ownership is as follows:

                                           Connecticut    Maine      Yankee
                                              Yankee      Yankee     Atomic
                                                (Dollars in thousands)

Equity Ownership (%)                            4.50       4.00        4.50
Plant Entitlement (%)                           4.50       3.59        4.50
Contract Expiration Date                        2007       2008        2000
Year of Shutdown                                1996       1997        1992
1996 Actual Cost ($)                           9,259      6,511       2,260
1997 Actual Cost ($)                           5,760      8,928       2,238
1998 Actual Cost ($)                           3,553      4,705       2,184
Decommissioning cost estimate (100%) ($)     465,693    403,418      81,699
COM/Energy's decommissioning cost ($)         20,956     14,483       3,676
Market value of assets (100%) ($)            260,641    212,664     148,464
COM/Energy's market value of assets ($)       11,729      7,635       6,681

      Based upon regulatory precedent, the operators of the Yankee units believe they will be permitted to continue to collect from power purchasers - (including COM/Energy companies) decommissioning costs, unrecovered plant investment and other costs associated with the permanent closure of these plants over the remaining period of each plant's operating license. COM/Energy does not believe that the ultimate outcome of the early closing of these plants will have a material adverse effect on its operations and believes that recovery of these FERC-approved costs would continue to be allowed in its rates at the retail level.

      Costs pursuant to these power contracts are included in electricity purchased for resale in the accompanying Consolidated Statements of Income and are recoverable in revenues.

      The estimated aggregate obligations for capacity under the long-term purchased power contracts and a life-of-the-unit contract from the one remaining operating Yankee nuclear unit (Vermont Yankee) in effect for the five years subsequent to 1998 is as follows:

                            Long-Term
                            Purchased     Equity Owned
                              Power       Nuclear Unit      Total
                                    (Dollars in thousands)

          1999              $208,479          $5,704      $214,183
          2000               205,695           5,318       211,013
          2001               211,151           5,710       216,861
          2002               216,715           5,876       222,591
          2003               215,387           5,621       221,008

      Due to changing conditions within the nuclear industry, it is possible that the remaining operating nuclear plant in which COM/Energy has an equity ownership interest could be shut down prior to the expiration of that unit's operating license.

      The costs associated with these power contract obligations are a significant component of COM/Energy's stranded costs that are being recovered through a transition charge pursuant to DTE approval.

      (e) Acquisition

      On June 1, 1998, Advanced Energy Systems, Inc. (AES), a wholly-owned subsidiary of the Parent, acquired for $146.3 million all of the issued and outstanding shares of capital stock of Harvard University's Medical Area Total

<PAGE 52>

                           COMMONWEALTH ENERGY SYSTEM

Energy Plant, Inc. subsidiary (MATEP) and all rights under customer contracts owned by Harvard University. MATEP's principal asset is a cogeneration plant that provides heating, chilled water service and electricity to several hospitals, medical research centers and teaching institutions in the 200-acre Longwood Medical Area of Boston pursuant to the contracts that were assigned to AES. The purchase price was established through a sealed-bid auction process and the transaction was ultimately financed with an equity contribu-tion from the Parent to AES of approximately $40 million and the proceeds from a permanent financing of $112.5 million in 23-year term notes at a rate of 6.924% with sinking fund payments scheduled to begin in 2003. The notes are secured by long-term contracts between MATEP and its customers.

      Results for MATEP are included in the accompanying consolidated finan-cial statements from the date of acquisition.

      The acquisition was accounted for under the purchase method of account-ing. The purchase price was allocated based on the fair value of assets acquired and resulted in the recognition of an intangible asset amounting to approximately $31 million that is being amortized on a straight-line basis over fifteen years.

      Based on unaudited data, the following pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the years presented:

                                      1998              1997          1996
                               (Dollars in thousands except per share amounts)

  Revenues                         $1,002,205       $1,101,462    $1,070,723

  Net Income Applicable to
      Common Shares                $   51,741       $   50,913    $   60,185

  Basic and Diluted Earnings
      per Common Share                  $2.40            $2.36         $2.80

      The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been made at the beginning of the years presented, or of results that may occur in the future.

      (f) Environmental Matters

      COM/Energy is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on COM/Energy's operations in the past and will continue to have an impact on future operations, capital costs and construc-tion schedules of major facilities with the exception of electric generating facilities since substantially all of COM/Energy's non-nuclear generating assets were sold in 1998. For additional environmental information, see "Environmental Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

<PAGE 53>

                           COMMONWEALTH ENERGY SYSTEM

(4)   Income Taxes

      COM/Energy files a consolidated federal income tax return. For finan-cial reporting purposes, the Parent and its subsidiaries provide taxes on a separate return basis.

      The following is a summary of the consolidated provisions for income taxes:

                                                 1998       1997       1996
                                                    (Dollars in thousands)
      Federal
          Current                             $ 135,073    $24,396    $28,375
          Deferred                             (111,581)     2,612      2,784
          Investment tax credits, net            (3,723)    (1,278)    (1,285)
                                                 19,769     25,730     29,874
      State
          Current                                27,294      5,389      5,542
          Deferred                              (14,073)       316        890
                                                 13,221      5,705      6,432
                                                 32,990     31,435     36,306
      Amortization of regulatory liability
          relating to deferred income taxes        (460)      (386)      (159)
                                              $  32,530    $31,049    $36,147
      Federal and state income taxes
          charged to:
            Operating expense                 $  26,253    $31,040    $35,840
            Other (income) expense                6,277          9        307
                                              $  32,530    $31,049    $36,147

      The significant change in the current and deferred provisions for income taxes in 1998 reflects the current tax related to the sale of COM/Energy's non-nuclear generating assets and the related deferred tax benefit.

      Deferred tax liabilities and assets are determined based on the differ-ence between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      Accumulated deferred income taxes consisted of the following:

                                                   1998        1997
                                                 (Dollars in thousands)
      Liabilities
          Property-related                       $149,354    $198,183
          Transition costs                         17,966         -
          Power contract buy-out                    6,135       6,853
          Fuel charge stabilization                11,300      12,241
          Postretirement benefits plan              6,317       7,742
          All other                                19,033      16,847
                                                  210,105     241,866
      Assets
          Sale of generating assets               139,912         -
          Long-term power contracts                23,358         -
          Investment tax credits                   16,332      16,058
          Pension plan                              9,512       6,409
          Regulatory liability                      5,671       6,103
          Personnel reduction program               1,654       1,540
          All other                                22,688      20,960
                                                  219,127      51,070
      Accumulated deferred income taxes
          (deferred tax asset), net              $ (9,022)   $190,796

<PAGE 54>

                           COMMONWEALTH ENERGY SYSTEM

      The net deferred tax asset for 1998 is included in other deferred charges in the accompanying Consolidated Balance Sheets. The net deferred income tax liability for 1997 includes a current deferred tax liability of $14,442,000 which is included in accrued income taxes.

      The total income tax provision set forth previously represents 37% in 1998 and 38% in 1997 and 1996 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                    1998      1997      1996
                                                     (Dollars in thousands)

      Federal statutory rate                            35%       35%       35%

      Federal income tax expense
         at statutory levels                       $30,427   $28,332   $33,363
      Increase (Decrease) from statutory levels:
        State tax net of federal tax benefit         8,594     3,708     4,181
        Tax versus book depreciation                 1,492     1,714     1,553
        Amortization of investment tax credits      (3,723)   (1,278)   (1,285)
        Reversals of capitalized expenses             (672)     (654)     (654)
        Dividend received deduction                   (401)     (366)     (381)
        Amortization of excess deferred reserves    (2,984)     (386)     (159)
        Other                                         (203)      (21)     (471)
                                                   $32,530   $31,049   $36,147

        Effective federal income tax rate               37%       38%       38%

(5)   Employee Benefit Plans

      (a) Pension

      COM/Energy has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. COM/Energy makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.

      The following tables set forth the change in the pension benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                   1998          1997
                                                 (Dollars in thousands)
      Change in benefit obligation
        Obligation at beginning of year          $ 409,039     $ 340,850
        Service cost                                 7,431         7,565
        Interest cost                               28,266        24,824
        Actuarial loss                              39,799        57,936
        Benefits paid                              (25,520)      (22,136)
        Obligation at end of year                $ 459,015     $ 409,039

                                                   1998          1997
                                                 (Dollars in thousands)

      Change in plan assets
        Fair value of plan assets at
          beginning of year                      $ 390,625     $ 343,884
        Actual return on plan assets                30,228        61,095
        Employer contributions                       6,048         7,782
        Benefits paid                              (25,520)      (22,136)
        Fair value of plan assets at
          end of year                            $ 401,381     $ 390,625

<PAGE 55>

                           COMMONWEALTH ENERGY SYSTEM

                                                   1998          1997
                                                 (Dollars in thousands)

      Funded status                              $ (57,634)    $ (18,414)
      Unrecognized transition obligation             4,822         6,429
      Unrecognized prior service cost               10,487        11,922
      Unrecognized net actuarial (gain) loss        18,994       (20,480)
      Prepaid (accrued) benefit cost             $ (23,331)    $ (20,543)

      Weighted-average assumptions as of December 31 were as follows:

                                                   1998          1997

      Discount rate                                6.50%         7.00%
      Expected return on plan assets               9.00          8.75
      Rate of increase in future compensation      3.75          3.75

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

      Components of net periodic pension cost were as follows:

                                              1998        1997        1996
                                                 (Dollars in thousands)

      Service cost                          $  7,431    $  7,565    $  7,663
      Interest cost                           28,266      24,824      24,462
      Expected return on plan assets         (29,903)    (26,596)    (24,483)
      Amortization of transition
        obligation                             1,607       1,607       1,607
      Amortization of prior service cost       1,435       1,435       1,435
        Total                                  8,836       8,835      10,684
      Less: Amounts capitalized
            and deferred                       2,112       3,017       2,203
        Net periodic pension cost           $  6,724    $  5,818    $  8,481

      The net periodic pension cost reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. Commonwealth Electric and Cambridge Electric, in accordance with current ratemaking, are deferring the difference between the pension contribution which is reflected in base rates, and pension expense.

      (b)  Other Postretirement Benefits

      Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

      To fund its postretirement benefits, COM/Energy makes contributions to various voluntary employees' beneficiary association trusts that were estab-lished pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). COM/Energy also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation.

      The following tables set forth the change in the postretirement benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

<PAGE 56>

                           COMMONWEALTH ENERGY SYSTEM

                                                   1998          1997
                                                 (Dollars in thousands)
      Change in benefit obligation
        Obligation at beginning of year          $ 149,364     $ 125,647
        Service cost                                 2,064         1,919
        Interest cost                               10,087         9,223
        Actuarial loss                               8,447        18,620
        Participant contributions                      134            82
        Benefits paid                               (8,429)       (6,127)
        Obligation at end of year                $ 161,667     $ 149,364

                                                   1998          1997
                                                 (Dollars in thousands)
      Change in plan assets
        Fair value of plan assets at
          beginning of year                      $  61,632     $  45,967
        Actual return on plan assets                 5,039         9,483
        Employer contributions                      11,786        12,227
        Participant contributions                      134            82
        Benefits paid                               (8,429)       (6,127)
        Fair value of plan assets at
         end of year                             $  70,162     $  61,632

      Funded status                              $ (91,505)    $ (87,732)
      Unrecognized transition obligation            74,697        80,033
      Unrecognized net actuarial loss               16,808         7,699
      Prepaid (accrued) benefit cost             $     -       $     -

      Weighted-average assumptions as of December 31 were as follows:

                                                    1998          1997

      Discount rate                                 6.50%         7.00%
      Expected return on plan assets                9.00          8.75
      Rate of increase in future compensation       3.75          3.75

      For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered medical claims was assumed for 1999. The rates were assumed to decrease gradually to 4.5% for 2007 and remain at that level thereafter. Dental claims and Medicare Part B premiums are expected to increase at 4.5% and 3.1%, respectively.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect the periodic postretirement benefit cost in future years.

      Components of net periodic postretirement benefit cost were as follows:

                                                    1998     1997      1996
                                                   (Dollars in thousands)

      Service cost                                $ 2,064  $ 1,919  $ 2,211
      Interest cost                                10,087    9,223    9,352
      Expected return on plan assets               (5,701)  (4,247)  (3,138)
      Amortization of transition obligation         5,336    5,336    5,336
         Total                                     11,786   12,231   13,761
      Add: Net amortization of deferrals            3,026    1,119       64
      Less: Amounts capitalized and deferred        1,479    1,585    1,678
         Net periodic postretirement
         benefit cost                             $13,333  $11,765  $12,147

<PAGE 57>

                           COMMONWEALTH ENERGY SYSTEM

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                   One-Percentage-Point
                                                  Increase     Decrease
                                                  (Dollars in thousands)

      Effect on total of service and
         interest cost components                 $ 1,730      $ (1,430)
      Effect on postretirement
         benefit obligation                       $19,786      $(18,638)

      On April 15, 1997, the DTE issued an accounting ruling allowing Common-wealth Gas Company to include postretirement benefits costs in cost-of-service and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years that began in April 1997.

      (c) Savings Plan

      COM/Energy has an Employees Savings Plan that provides for contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The total COM/Energy contribution was $3,688,000 in 1998, $4,173,000 in 1997 and $4,053,000 in
1996.

      (d) Long-Term Incentive Compensation Plan

      The Long-Term Incentive Compensation Plan (the Plan), approved by shareholders in 1994, was established to advance the interests of the Parent by providing long-term financial incentives, primarily common shares of the Parent, to selected key employees of COM/Energy for achieving specified objectives. The Parent, in encouraging such share ownership, seeks to attract, retain and motivate employees who hold positions of significant responsibility. Eligible employees are chosen by the Executive Compensation Committee of the Board of Trustees and are presented grant share awards which mature after a three-year vesting period. Shares are issued to participants in March following the close of the third plan year. All shares are subject to forfeiture if specified performance measures are not met. During the applicable vesting period, participants have all the voting, dividend and other related rights of a record holder except that the shares are nontrans-ferable. Common shares granted under the Plan cannot exceed 1% of the total shares issued and outstanding. In 1997, 31,606 common shares, valued at approximately $707,000, were granted to COM/Energy officers. Compensation costs of approximately $270,000 and $231,000 were recorded in 1998 and 1997, respectively, with the remainder to be recognized over the remaining vesting period of 14 months. Common shares granted pursuant to the Plan had no material impact on earnings per share.

(6)   Interim Financing and Long-Term Debt

      (a)  Notes Payable to Banks

      COM/Energy companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1998, COM/Energy companies had $122 million of committed lines of credit that will expire at varying intervals in 1999. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1998, the uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.7% and 5.8% in 1998 and 1997, respectively. Notes payable to banks totaled $2,000,000 and $94,075,000 at December 31, 1998 and 1997, respective-
ly.

<PAGE 58>

                           COMMONWEALTH ENERGY SYSTEM

      (b)  Long-term Debt Maturities and Retirements

      Under terms of various indentures and loan agreements, the Parent and certain subsidiary companies are required to make periodic sinking fund payments for retirement of outstanding long-term debt. These payments and balances of maturing debt issues for the five years subsequent to 1998 are as follows:

                    Sinking Funds    Maturing Debt Issues
      Year          Subsidiaries     Parent  Subsidiaries      Total
                                   (Dollars in thousands)

      1999              $7,303       $30,000      $19,000     $56,303
      2000               7,303        20,000          -        27,303
      2001               8,660           -          3,500      12,160
      2002               5,010           -         32,000      37,010
      2003               4,910           -         15,000      19,910

(7)   Redeemable Preferred Shares

      Each series of the Parent's preferred shares was issued at par value, $100 per share, and is subject to periodic, mandatory sinking fund payments. The Parent can make additional voluntary redemptions, not exceeding the required redemption, at par, on a non-cumulative basis, on each sinking fund date.

      Preferred shares may also be called for redemption, in whole or in part, in excess of the required and voluntary sinking fund redemptions. The obligation to make mandatory redemptions is cumulative and the Parent is not allowed to pay dividends to common shareholders or make optional sinking fund payments if mandatory redemptions are in arrears. Details of redemptions for each series are contained in the following table:

                                    Sinking Funds           Optional
                   Dividend           1999-2003            Redemption
                     Rate      Mandatory      Optional     Call Prices
                               (Dollars in thousands)

      Series A      4.80%        $120           $120          $102
      Series B      8.10          160            160           101
      Series C      7.75          540            540           101

      Preferred shareholders have no voting rights except in the event that six full quarterly dividends have not been paid. In this circumstance, the preferred shareholders are entitled, voting as a class, to elect two of the nine Trustees of the Parent.

      The preference of these shares in involuntary liquidation is equal to par value. The shares are of equal rank and are entitled to cumulative dividends at the annual rate established for each series. No dividend can be declared on any series unless proportionate dividends are concurrently declared on the other outstanding series and in the event that dividend payments are in arrears, the Parent may not redeem any shares unless all shares of all preferred series are redeemed.

      On February 12, 1999, the holders of each series of preferred shares were notified that the Parent will redeem each series in full effective April 1, 1999.

<PAGE 59>

                           COMMONWEALTH ENERGY SYSTEM

(8)   Disclosures About Fair Value of Financial Instruments

      The fair value of certain financial instruments included in the accom-panying Consolidated Balance Sheets as of December 31, 1998 and 1997 are as follows:

                                   1998                   1997
                          Carrying       Fair      Carrying     Fair
                            Value       Value        Value     Value
                                      (Dollars in thousands)

      Long-term debt       $441,905   $480,937     $390,964  $444,970
      Preferred shares       12,200     14,848       13,020    14,708

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

(9)   Lease Obligations

      COM/Energy companies lease property, transmission facilities and equipment under agreements, some of which are capital leases. Several subsid-iaries renegotiate certain lease agreements annually. These new agreements are for a term of one year and are renewable monthly thereafter. COM/Energy Services Company has agreements in effect for office furniture, computer and transportation equipment. Generally, these agreements require the lessee to pay related taxes, maintenance and other costs of operation. Leases currently in effect contain no provisions which prohibit COM/Energy companies from entering into future lease agreements or obligations.

      The following is a breakdown, by major class, of property under capital lease at December 31:
                                                          1998       1997
                                                      (Dollars in thousands)

      Transmission facilities                           $11,119    $11,801
      Office furniture, computer equipment and other      1,271      1,753
                                                         12,390     13,554
      Less: Accumulated amortization                         68         53
                                                        $12,322    $13,501

      Future minimum lease payments, by period and in the aggregate, of capital leases and non cancelable operating leases consisted of the following at December 31, 1998:
                                                       Capital    Operating
                                                       Leases       Leases
                                                      (Dollars in thousands)

      1999                                             $ 2,594     $ 9,974
      2000                                               2,141       4,881
      2001                                               1,643       3,374
      2002                                               1,582       3,374
      2003                                               1,520       3,025
      Beyond 2003                                       15,422       8,394
      Total future minimum lease payments               24,902     $33,022
      Less: Estimated interest element
            included therein                            12,580
      Estimated present value of future minimum
            lease payments                             $12,322

<PAGE 60>

                           COMMONWEALTH ENERGY SYSTEM

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $11,471,000 in 1998, $11,181,000 in 1997 and
$12,922,000 in 1996. There were no contingent rentals and no sublease rentals for the years 1998, 1997 and 1996.

(10)  Dividend Restriction

      At December 31, 1998, approximately $110,799,000 of consolidated retained earnings was restricted against the payment of cash dividends by terms of indentures and note agreements securing long-term debt.

(11)  Operating Segment Information

      COM/Energy's operations are classified into four reportable segments: utility operations, district heating and cooling, non-regulated energy-related services, and real estate operations.

      COM/Energy's four regulated operating public utility companies provide electricity and natural gas services to approximately 612,000 retail customers in communities located in central, eastern and southeastern Massachusetts and sold electricity at wholesale to several other New England utilities.
District heating and cooling operations include a steam distribution company, and a company that operates a total energy plant acquired June 1, 1998 that provides electricity, steam, and chilled water services in Boston's Longwood Medical Area. Energy-related services represent subsidiaries that operate liquefied natural gas facilities, marketed electricity and natural gas to high volume customers in the Northeast, and operate an energy information technolo-gy company. Real estate operations consist of five real estate trusts that have been engaged in the development, sale and lease of properties.

      The accounting policies used to develop segment information correspond to those described in Note 2, "Significant Accounting Policies." COM/Energy evaluates performance based on earnings from operations before income taxes and nonrecurring gains and losses. The Parent accounts for inter-segment sales and transfers at current market prices. Profits on inter-segment sales are not eliminated.

                                            1998           1997          1996
                                                 (Dollars in thousands)
Revenues from unaffiliated customers
      Utility operations                  $  901,729   $1,022,485   $  991,545
      District heating and cooling            47,940       16,879       17,242
      Energy-related services                 28,501          125          -
      Real estate operations                   1,945        2,255        2,118
                                          $  980,115   $1,041,744   $1,010,905

Inter-segment revenues
      Utility operations                  $  112,893   $  128,636   $  109,378
      Energy-related services                 61,537       47,207       46,514
                                          $  174,430   $  175,843   $  155,892

Income tax expense
      Utility operations                  $   30,284   $   31,820   $   35,377
      District heating and cooling             1,062          425        1,020
      Energy-related services                 (3,772)      (1,679)      (1,063)
      Real estate operations                  (1,321)         474          506
                                          $   26,253   $   31,040   $   35,840

Depreciation and amortization expense
      Utility operations                  $   69,318   $   63,642   $   61,587
      District heating and cooling             3,156          298          292
      Energy-related services                  1,636        1,706        1,452
                                          $   74,110   $   65,646   $   63,331

<PAGE 61>

                           COMMONWEALTH ENERGY SYSTEM

Interest income
      Utility operations                  $    1,705   $    1,681   $    1,721
      District heating and cooling                65           40           22
      Real estate operations                     636          337          237
                                          $    2,406   $    2,058   $    1,980

Interest expense
      Utility operations                  $   38,002   $   37,055   $   38,398
      District heating and cooling             3,165            4          -
      Energy-related services                  5,681        3,290        3,843
      Real estate operations                      61            1          127
                                          $   46,909   $   40,350   $   42,368

Net income (loss)
      Utility operations                  $   50,569   $   52,410   $   58,088
      District heating and cooling             1,956          361        1,583
      Energy-related services                 (7,594)      (3,214)        (700)
      Real estate operations                   9,473          344          204
                                          $   54,404   $   49,901   $   59,175

Assets
      Utility operations                  $1,617,469   $1,434,424   $1,392,302
      District heating and cooling           101,149        8,014        7,230
      Energy-related services                 38,761       36,322       23,236
      Real estate operations                   5,509        6,290        6,187
                                          $1,762,888   $1,485,050   $1,428,955

Capital Expenditures (including AFUDC)
      Utility operations                  $   57,283   $   53,221   $   51,997
      District heating and cooling             2,124        1,021          288
      Energy-related services                  1,541        3,265          769
      Real estate operations                     -             51          131
                                          $   60,948   $   57,558   $   53,185

Significant nonrecurring items (after-tax)
   Personnel Reduction Program
      Utility operations                  $      -     $  (10,738)  $      -

   Gain from Sale of Real Estate
      Utility operations                  $    1,292   $      -     $      402
      Real estate operations                   9,497          -            -
                                          $   10,789   $      -     $      402

Significant noncash items
   Deferred income taxes and ITC, net
      Utility operations                  $ (131,534)  $    1,798   $    1,972
      District heating and cooling               905          (11)           8
      Energy-related services                    169       (1,305)         (63)
      Real estate operations                     623          782          313
                                          $ (129,837)  $    1,264   $    2,230

   Earnings of Corporate Joint Ventures
      Utility operations                  $   (1,636)  $   (1,348)  $   (1,557)

Investment in equity-method investees
      Utility operations                  $   13,219   $   13,471   $   13,395
      District heating and cooling                12          296          -
      Energy-related services                    800          -            -
                                          $   14,031   $   13,767   $   13,395

      All segment amounts reported above correspond to items reported in the consolidated financial statements and are consistent with the presentation adopted in internal management reports.

<PAGE 62>

                           COMMONWEALTH ENERGY SYSTEM

                                    PART III.

Item 10.   Trustees and Executive Officers of the Registrant

a. Trustees of the Registrant:

     Three Trustees will be elected at the Annual Meeting of Shareholders to hold office for the ensuing three years in accordance with the Declaration of Trust which provides for staggered terms of Trustees of three years each. The three Trustees elected at this meeting will hold office for a three-year term and until the election and qualification of their respective successors.
Under the terms of the Declaration of Trust, Trustees are required to be elected by a plurality vote of the Shareholders.

     The Shares represented by the enclosed form of proxy will be voted, and the persons named in such form of proxy will, unless otherwise directed in the proxy, vote Shares represented by proxies received for the election of the following nominees:
                                 Peter H. Cressy
                               William J. O'Brien
                                Russell D. Wright

     It is not contemplated that any of the three nominees will be unable to serve. Should any of the nominees be unable to serve, your proxy will be voted for the election of a nominee acceptable to the remaining Trustees.

                  Information Concerning Nominees and Trustees
                                                                  Common Shares
                                                                   Beneficially
                                                Year First         Owned as of
                                                 Became a            March 1,
Name, Principal Occupation and Term of Office    Trustee    Age       1999

(A) KEVIN C. BRYANT, General Manager -
(D)   BankBoston - Europe
      TERM EXPIRES IN 2000.................       (1997)     38         484

(C) SHELDON A. BUCKLER, Chairman of the Board
      of Commonwealth Energy System; Retired
      Vice Chairman of the Board, Polaroid
      Corporation, Cambridge, Massachusetts;
      Director, Aseco Corp.; Lord Corporation;
      Nashua Corporation and Parlex Corp.
      TERM EXPIRES IN 2001.................       (1991)     67       6,821

(A) PETER H. CRESSY, Chancellor, University of
(E)   Massachusetts Dartmouth, North Dartmouth,
      Massachusetts; Retired Rear Admiral,
      United States Navy
      TERM EXPIRES IN 1999 (NOMINEE).......       (1994)     57         637

(A) BETTY L. FRANCIS, Executive Vice President
(D)   and Chief Credit Officer, HomeSide
      Lending, Inc., Jacksonville, Florida
      TERM EXPIRES IN 2001.................       (1991)     52         685

<PAGE 63>

                           COMMONWEALTH ENERGY SYSTEM

            Information Concerning Nominees and Trustees (Continued)

                                                                  Common Shares
                                                                   Beneficially
                                                Year First          Owned as of
                                                 Became a            March 1,
Name, Principal Occupation and Term of Office    Trustee    Age        1999

(C) FRANKLIN M. HUNDLEY, Of Counsel,
(D)   Rich, May, Bilodeau & Flaherty,
      P.C., Boston, Massachusetts (Attorneys);
      Chairman of the Board and a Trustee,
      Berkshire Energy Resources
      TERM EXPIRES IN 2000................        (1985)     64       5,389

(B) WILLIAM J. O'BRIEN, Partner, Centre For
(C)   Generative Leadership L.L.C., Hamilton,
      Massachusetts (Consulting); Retired
      President and CEO, The Hanover Insurance
      Company
      TERM EXPIRES IN 1999 (NOMINEE)........      (1994)     66       5,785

(B) MICHAEL C. RUETTGERS, President, Chief
(E)   Executive Officer and a Director, EMC
      Corporation, Hopkinton, Massachusetts
      (Data storage technology); Director,
      EG&G Inc.
      TERM EXPIRES IN 2001..................      (1995)     56       1,280

(B) GERALD L. WILSON, Vannevar Bush Professor of
(E)   Engineering, Massachusetts Institute of
      Technology, Cambridge, Massachusetts;
      Director, Analogics Corp. and Aseco Corp.
      TERM EXPIRES IN 2000..................      (1985)     59       1,975

    RUSSELL D. WRIGHT, President and Chief
      Executive Officer of Commonwealth Energy
      System and Chairman and a Director of
      its subsidiary companies
      TERM EXPIRES IN 1999 (NOMINEE)........      (1998)     52      15,561

     Each of the persons named above has held his or her present position (or another executive position with the same employer) for more than the past five years.

     Each Trustee, including nominees, owned beneficially less than one-third of one percent of the outstanding Common Shares.

(A)  Member of Audit Committee.
(B)  Member of Executive Compensation Committee.
(C)  Member of Nominating Committee.
(D)  Member of Benefit Review Committee.
(E)  Member of Strategic Planning Committee.

<PAGE 64>

                           COMMONWEALTH ENERGY SYSTEM

b.    Executive Officers of the Registrant:
                                                                      Age at
                                                                     December
Name of Officer         Position and Business Experience             31, 1998


Russell D. Wright       President, Chief Executive Officer               52
                        and Trustee of the Parent and Chairman
                        and Chief Executive Officer of its
                        principal subsidiary companies effective
                        September 1, 1998; Vice Chairman and
                        Chief Executive Officer of Utility
                        Operations effective March 1, 1998;
                        President and Chief Operating Officer
                        of Commonwealth Gas Company* effective
                        February 6, 1997 and President and Chief
                        Operating Officer of Cambridge Electric
                        Light Company*, Canal Electric Company*,
                        COM/Energy Steam Company*, and
                        Commonwealth Electric Company* effective
                        March 1, 1993; Financial Vice President
                        and Treasurer of the Parent and Financial
                        Vice President of its subsidiary companies from 1987 to 1993.

Deborah A. McLaughlin   President and Chief Operating Officer of         40
                        Utility Operations effective March 1, 1998;
                        Vice President of Customer Service for
                        Utility Operations from 1997 to 1998;
                        Vice President of Customer Service for
                        Cambridge Electric Light Company*, Canal
                        Electric Company*, COM/Energy Steam
                        Company*, and Commonwealth Electric
                        Company* from 1993 to 1997; Audit Manager for COM/Energy Services Company* from
                        1987 to 1993.

James D. Rappoli        Financial Vice President and Treasurer of        47
                        the Parent and its subsidiary companies
                        effective March 1, 1993; Treasurer of Parent subsidiary companies from 1990 to 1993;
                        Assistant Treasurer of Parent subsidiary companies from 1989 to 1990.

Michael P. Sullivan     Vice President, Secretary, and                   50
                        General Counsel of the Parent
                        and subsidiary companies (effective
                        June 1993); Vice President, Secretary,
                        and General Attorney of the Parent and
                        subsidiary companies since 1981.


    * Subsidiary of the Parent.

<PAGE 65>


                           COMMONWEALTH ENERGY SYSTEM

b. Executive Officers of the Registrant (Continued):
                                                                      Age at
                                                                     December
Name of Officer         Position and Business Experience             31, 1998


John R. Williams        Vice President of Corporate Services of          55
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

    * Subsidiary of the Parent.

    The term of office for Parent officers expires on the date of the next Annual Organizational Meeting.

    There are no family relationships between any trustee and executive officer and any other trustee or executive of the Parent. There were no arrangements or understandings between any officer or trustee and any other person pursuant to which he was or is to be selected as an officer, trustee or nominee.

    There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any trustee or executive officer during the past five years.

<PAGE 66>
                           COMMONWEALTH ENERGY SYSTEM

Item 11.   Executive Compensation

     The following table shows compensation paid by the Parent and its subsidiaries to the Parent's President and Chief Executive Officer and the four other highest paid Executive Officers of the Parent whose total compensa-tion in 1998 exceeded $100,000.

                                                       Long-Term Compensation
                        Annual Compensation         Awards       Payouts
                                                                          Long-
                                                                          Term
                                                                 Options  Incen-
                                                 Other   Restr-  /Stock   tive   All
                                                 Annual  icted   Apprec-  Plan  Other
                                                 Compen- Stock   iation  (LTIP) Compen-
 Name and                     Salary             sation  Awards  Rights  Payouts sation
 Principal Position     Year    (1)     Bonus      (2)    (3)    (SARS)            (4)
Russell D. Wright(5)    1998 $323,434 $155,011    -    $120,000  -    $   -    $12,791
 President and Chief    1997  276,333   118,825    -        -     -     100,800  10,977
 Executive Officer of   1996  250,000    97,427    -     100,000  -        -     10,020
 the Parent and
 Chairman of its
 subsidiary
 companies

William G. Poist (5)    1998  267,867    40,000    -        -     -       -      10,734
 President and Chief    1997  388,200   160,290    -        -     -    134,900   15,528
 Executive Officer of   1996  380,000   142,142    -     160,000  -        -     15,204
 the Parent and
 Chairman of its
 subsidiary
 companies

Deborah A. McLaughlin   1998  207,667   110,943    -      48,000  -        -       9,758
 President and Chief    1997  142,500    52,924    -        -     -      46,080    6,294
 Operating Officer of   1996  125,831    41,534    -      40,000  -        -       7,062
 Utility Operations

James D. Rappoli        1998  206,667   81,223    -      68,000  -        -      8,280
  Financial Vice        1997  194,967   75,370    -        -     -      53,040   7,797
  President and         1996  178,167   60,740    -      54,800  -        -      7,126
  Treasurer of the
  Parent and its
  subsidiary companies

Michael P. Sullivan     1998  182,133   73,791    -      62,000  -        -      7,284
  Vice President,       1997  173,667   66,154    -        -     -      48,360   6,944
  Secretary and General 1996  161,666   55,121    -      54,000  -        -      6,229
  Counsel of the Parent
  and its subsidiary
  companies

(1) The amounts in this column represent the aggregate total of cash compensation received and compensation deferred by the above-named individuals. Compensation is deferred pursuant to the provisions of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies and the Executive Salary Continuation and Excess Benefit Plan for Employees of Common-wealth Energy System and Subsidiary Companies.

<PAGE 67>
                           COMMONWEALTH ENERGY SYSTEM

(2) The dollar value of perquisites and other personal benefits, securities or property totaling either $50,000 or 10% of total annual salary and bonus, together with various other earnings, amounts reimbursed for the payment of taxes and the dollar value of any stock discounts not generally available are required to be disclosed in this column. In 1998, there were no such perqui-sites, earnings, reimbursements or discounts paid or made.

(3) The amounts in this column represent the value of the restricted stock award made in 1999 which was calculated by multiplying the average closing market price of the Parent's Common Shares at the time of the grant by the number of Common Shares awarded. The restrictions on these shares shall lapse three years from the date of grant provided that the individual is still in the employ of the Parent. Dividends are paid on the restricted Common Shares to the same extent as they are paid on the Parent's Common Shares. The aggregate number of restricted Common Share holdings for the above-named Executive Officers as of March 1, 1999 is 24,995 Common Shares, having an aggregate value of $910,755.

(4) The amounts in this column represent the aggregate contributions or account credits made by the Parent and certain subsidiary companies during 1998 on behalf of the above-named individuals to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies and the Executive Salary Continuation and Excess Benefit Plan for Employees of Commonwealth Energy System and Subsidiary Companies. The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies is a defined contribution plan. The Plan incorporates salary deferral provisions pursuant to Section 401(k) of the Internal Revenue Code for all employees who have elected to participate on that basis. The Executive Salary Continuation and Excess Benefit Plan for Employees of Commonwealth Energy System and Subsidiary Companies is a defined contribution/defined benefit plan. Unlike the Employees Savings Plan, this Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The Plan was established to provide an additional benefit to eligible participants in the Employees Savings Plan whose benefit under that Plan would be curtailed by limits in effect under the Internal Revenue Code for qualified plans. Of the amounts set forth in the "All Other Compensation" column, $2,500, $6,399, $2,500, $2,500 and $2,499 represent the contributions made on behalf of Mr. Wright, Mr. Poist, Ms. McLaughlin, Mr. Rappoli and Mr. Sullivan, respectively, by the Employees Savings Plan. Amounts credited to the accounts of Mr. Wright, Mr. Poist, Ms. McLaughlin, Mr. Rappoli and
      Mr. Sullivan by the Executive Salary Continuation and Excess Benefit Plan in 1998 equaled $10,291, $4,335, $7,258, $5,780 and $4,785, respectively.

(5) William G. Poist retired as President and Chief Executive Officer of the Parent on September 1, 1998 and Russell D. Wright was elected as his successor on September 1, 1998.

<PAGE 68>
                           COMMONWEALTH ENERGY SYSTEM

                                  PENSION PLAN

          The following table shows annual retirement benefits payable to employees, including Executive Officers, upon retirement at age 65, in various compensation and years of service classifications, assuming the election of a retirement allowance payable as a life annuity from the Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies and the Executive Salary Continuation and Excess Benefit Plan for Employees of Commonwealth Energy System and Subsidiary Companies, as of December 31, 1998.

    Highest Annual
  Consecutive 3-Year
    Average Base
    Salary of Last               Annual Benefit for Years of Service
      10 Years         10 Years   15 Years   20 Years   25 Years   30 Years   35 Years
    $ 90,000 ....      $ 15,621   $ 23,431   $ 31,241   $ 39,052   $ 46,862   $ 50,922
     120,000 ....        21,121     31,681     42,241     52,802     63,362     68,922
     150,000 ....        26,621     39,931     53,241     66,552     79,862     86,922
     180,000 ....        32,121     48,181     64,241     80,302     96,362    104,922
     210,000 ....        37,621     56,431     75,241     94,052    112,862    122,922
     240,000 ....        43,121     64,681     86,241    107,802    129,362    140,922
     270,000 ....        48,621     72,931     97,241    121,552    145,862    158,922
     300,000 ....        54,121     81,181    108,241    135,302    162,362    176,922
     330,000 ....        59,621     89,431    119,241    149,052    178,862    194,922
     360,000 ....        65,121     97,681    130,241    162,802    195,362    212,922
     390,000 ....        70,621    105,931    141,241    176,552    211,862    230,922
     420,000 ....        76,121    114,181    152,241    190,302    228,362    248,922
     450,000 ....        81,621    122,431    163,241    204,052    244,862    266,922

      With regard to the annual benefit to be paid under the Pension Plan, federal law places certain limits on the amount of benefits which can be paid from qualified pension plans. Payments made by the Parent in excess of the applicable limitations are made pursuant to the terms of the Executive Salary Continuation and Excess Benefit Plan for Employees of Commonwealth Energy System and Subsidiary Companies. For 1998, the maximum annual compensation limit under the Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies was $160,000, and the maximum annual benefit under that Plan was $130,000.

     The Pension Plan is a non-contributory defined benefit plan. The Plan is a final average earnings type plan under which benefits reflect the employee's years of credited service. The employee receives the higher of either a Social Security integrated or non-integrated formula to realize the maximum retirement benefit applicable to his or her employment history. Both of the formulae are based on the average of the three highest consecutive January 1 base salaries during the ten-year period preceding the employee's retirement or termination. Retirement benefits are available to employees on or after age fifty-five provided the sum of their age and years of service is at least seventy-five. Mr. Wright, Mr. Poist, Ms. McLaughlin, Mr. Rappoli and
Mr. Sullivan have 31, 27, 19, 24 and 23 credited years of service respective-ly. For the purposes of calculating the annual retirement benefits of Mr. Wright, Mr. Poist, Ms. McLaughlin, Mr. Rappoli and Mr. Sullivan pursuant to the Plan, only the amounts set forth in the summary compensation table as "Salary" are utilized to determine each Executive Officer's three highest consecutive January 1 base salaries during the ten-year period preceding the Executive Officer's retirement or termination.

<PAGE 69>

                           COMMONWEALTH ENERGY SYSTEM

                        OTHER EXECUTIVE OFFICER BENEFITS

     Each Executive Officer of the Parent has elected certain pre-retirement death benefits and supplemental retirement benefits in exchange for waiving certain standard life insurance benefits (in excess of $50,000), and the survivor income benefits generally available to all eligible employees. The alternative program for Executive Officers provides a pre-retirement death benefit of either: (i) a lump-sum payment of three times annual base salary or (ii) fifty percent of monthly base salary for one hundred and eighty months. The supplemental retirement benefit provides that an Executive Officer may retire after the attainment of age fifty-five and completion of ten years of service. Normal retirement at age sixty-five provides an annual payment equal to thirty-five percent of final base salary per year for life or for a period of one hundred and eighty months, whichever is longer. Benefits are reduced for retirement prior to age sixty-five. The supplemental retire-ment benefits are in addition to the amounts shown in the table above and are not subject to limitation. If termination of employment occurs following a change in control of the Parent after the Executive Officer's completion of ten years of service with the Parent but before the attainment of age fifty-five, the Executive Officer shall be entitled to receive upon attainment of age fifty-five a retirement benefit equal to the amounts that would have been payable had the Executive Officer remained in the employment of the Parent until the date of the Executive Officer's fifty-fifth birthday and retired on that date. Should the employment of the Executive Officer termi-nate for any other reason (other than death) and before completion of ten years of service and attainment of age fifty-five, there are no benefits payable under this alternative program for Executive Officers.

      The Parent has entered into Severance Agreements with its Executive Officers, including Mr. Wright, Ms. McLaughlin, Mr. Rappoli and Mr. Sullivan. The Severance Agreements provide that in the event of termination of employ-ment following a change of control of the Parent, as defined in the Severance Agreements, the Parent shall pay to the Executive Office a lump sum severance benefit payable to Mr. Wright, Ms. McLaughlin, Mr. Rappoli and Mr. Sullivan is up to three times their salary and annual incentive compensation. No benefit would be paid if the effect of any payment would be to provide benefits above those normally payable beyond age sixty-five.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Executive Compensation Committee of the Board of Trustees (the "Committee") is composed of three independent, non-employee Trustees. The Committee reviews and approves compensation levels for the Parent's Chief Executive Officer and oversees the Parent's executive compensation programs affecting all Executive Officers. These programs have been designed in order to attract, retain, motivate and reward those individuals who are most responsible for the Parent's growth and profitability. The programs reflect the Committee's objectives of tying a substantial portion of each Executive Officer's compensation to both the Parent's and the individual's success in meeting designated goals and objectives and in realizing increases in total shareholder return.

      Compensation for Executive Officers consists of base salary, annual cash incentive compensation and long-term incentive awards in the form of restrict-ed stock awards of Common Shares. Executive Officers also participate in the Pension Plan and the Employee Savings Plan and receive benefits under medical and other benefit plans which are available to employees generally.

<PAGE 70>

                           COMMONWEALTH ENERGY SYSTEM
Base Salary

     In setting the base salaries for the Chief Executive Officer and all other Executive Officers, the Committee evaluates the general responsibilities of the particular position and the individual's experience in that position and also applies the data and criteria described in the next paragraph. The Chief Executive Officer's base salary target is designed generally to match the market median for the utility reference group described in the next paragraph. The Committee adjusts the Chief Executive Officer's salary in relation to the salary range target through the evaluation of the same objective criteria used to determine the Chief Executive Officer's annual incentive award set forth below. Less emphasis is placed on base salary adjustments than on incentive compensation, consistent with the Committee's objectives of placing increasingly greater emphasis on performance based, at-risk incentive compensation.

     In setting the Chief Executive Officer's base salary for 1998, the Committee surveyed and reviewed compensation levels and the reference criteria relating to such compensation levels within the gas and electric utility industry. Compensation data and comparisons were provided to the Committee by independent sources and were used by the Committee together with market compensation data provided by the Parent's human resources department, compensation reports contained in proxy materials for companies considered by the Committee to be similar to the Parent in size, responsibility and complex-ity and utility industry references such as those provided by the Edison Electric Institute. Among the reference criteria reviewed by the Committee in developing external market pay norms were business type (investor-owned utilities), scope (utilities with revenues of approximately $500 million to $2 billion) and location (utilities headquartered in the northeast region of the U.S.). This market reference group of companies represents a subset of Value Line, Inc.'s utility sample.

Annual Incentive Compensation

     The Chief Executive Officer is eligible to receive annual cash bonus compensation under the Parent's Annual Incentive Plan. In 1998, the Annual Incentive Plan provided for awards to the Chief Executive Officer of up to a maximum of 47% of annual base salary. Both individual and Parent performance goals and objectives were set. The Chief Executive Officer's award for 1998 was determined on a weighted basis, with two-thirds of the award potential attributable to the attainment of Parent goals and objectives and one-third of the award potential attributable to individual goals and objectives. For 1998, the Parent criteria forming the goals and objectives applicable to the Annual Incentive Plan were: 1) meeting pre-established targets comparing Parent actual net income to budgeted net income for 1998; 2) success in implementing budgetary constraints in the interest of controlling costs; and
3) meeting certain pre-established benchmark measures of operation and maintenance expenses per customer, as compared to a peer group of 18 utility companies recommended by the Parent's independent compensation consultant. Each of the three Parent goals and objectives are equally weighted, and awards are made based on meeting, exceeding or reaching maximum attainment of targets.

     The goal established for actual net income was to meet or exceed the approved budgeted amounts. The Parent's 1998 net income exceeded targeted net income by 7.5%. The goal established for cost control was for operation and maintenance expenses in 1998 to be below the approved budgeted amounts. This goal was met, as the Parent reduced actual operation and maintenance expenses to 3.8% below established budgets. The goal of maintaining operation and maintenance expenses per customer within the top 50% of the 18 company industry peer group was also exceeded, as the Parent was rated the fourth most effective of the 18 companies in controlling operation and maintenance

<PAGE 71>

                           COMMONWEALTH ENERGY SYSTEM

expenses. In the aggregate, the goals and objectives applicable to the Parent component of the Annual Incentive Plan were rated as 92% achieved.

     The individual goals of Mr. Wright for 1998 under the Annual Incentive Plan included: timely completion of COM/Electric's Restructuring Plan before the Massachusetts Department of Telecommunications and Energy; the sale of COM/Electric's generation assets to Southern Energy; the development of procedures to ensure compliance by the Parent with state and federal affiliate transaction and Standards of Conduct laws and regulations; and the completion of various investor relations programs as recommended by the Parent's investor relations consultant. Performance relative to achieving individual goals was rated as 90% achieved, resulting in an aggregate performance rating of 90% achievement. In addition, Mr. Poist was given a discretionary award of $40,000 under the Annual Incentive Plan.

Long-Term Compensation

     The Long-Term Incentive Plan, approved by shareholders in 1994, measures performance and provides for the potential for awards of Common Shares over a three-year Plan Period. The Plan provides for awards to the Chief Executive Officer of up to a maximum of 50% of annual base salary, awarded in the form of restricted Common Shares. Awards of Common Shares under the Plan are made if the Parent's average three-year total return (share appreciation and dividends), as compared to the peer group index of utility companies as established by Value Line, Inc., meets or exceeds the achievement standards set by the Committee at the beginning of a Plan Period. In this way, the interests of Executive Officers and Shareholders continue to be aligned.

     For the three-year Plan Period commencing in 1996, the Threshold, Plan Target and Maximum Shareholder Return achievement standards were 95% of Index Average, Index Average, and 120% of Index Average, respectively. During this Plan Period, the Parent's average total return was equal to 150% of the peer group index, resulting in a maximum award in March of 1999 to Mr. Wright equal to 50% of his January 1, 1998 base salary ($120,000) in restricted Common Share. Under the terms of the Long Term Incentive Plan, the restricted Common Shares generally vest three years from the date they are issued.

Other Executive Officers

     The Chief Executive Officer, in conjunction with the Parent's human resources department and an independent consultant, established salary ranges for each Executive Officer. The salary ranges were based in part upon salaries provided to executive officers in the Parent's industry peer group, as reported by the Edison Electric Institute and from regional salary surveys, so as to establish salary ranges generally in the median of the peer group. Specific salary levels were then established through an evaluation of the responsibilities of the position, the individual's experience in that position and the Executive Officer's achievement of goals and performance of duties. The base salary levels, as recommended by the Chief Executive Officer, were also reviewed and approved by the Executive Compensation Committee.

     In addition to base salary, the named Executive Officers are also eligible to receive compensation under the Annual Incentive Plan and the Long Term Incentive Plan. The named Executive Officers are eligible to receive compensation of up to a maximum of 42% (for Vice Presidents) to 47% (for the Operating Companies' President) of annual base salary under the Annual Incentive Plan and of up to 40% (for Vice Presidents) to 50% (for the Operat-ing Companies' President) of annual base salary in restricted Common Shares under the Long Term Incentive Plan. In 1998, the Parent goals and objectives constituting the annual performance criteria and the corresponding weightings which determined eligibility for awards to the named Executive Officers under

<PAGE 72>

                           COMMONWEALTH ENERGY SYSTEM

the Annual Incentive Plan were the same as those applicable to the Chief Executive Officer. The individual goals and objectives of the other Executive Officer Annual Incentive Plan participants included: completion of the purchase of the MATEP facility; Year 2000 compliance for the Parent's Share-holder Record Systems; continuing and expanding the Parent's Investor Rela-tions Program; completing the sale of COM/Electric's generating assets to Southern Energy; and timely completion of COM/Electric's Restructuring Plan before the Massachusetts Department of Telecommunications and Energy on or before March 1, 1998.

      The performance criteria applicable to the named Executive Officers under the Long Term Incentive Plan are the same as those applicable to the Chief Executive Officer.

Policy on Deductibility of Compensation

     Pursuant to Section 162(m) of the Internal Revenue Code, the ability of the Parent to deduct the compensation paid to any of the five most highly paid officers in excess of $1 million is limited by Federal Law. The compensation of each of the Parent's Executive Officers, however, is lower than the $1 million threshold at which tax deductions are limited. It is therefore not necessary that the Committee formulate a policy with respect to qualifying compensation for deductibility under the Internal Revenue Code.

Conclusion

     The Committee continues to take action to link executive compensation directly to corporate performance and shareholder total return. A substantial portion of each Executive Officer's compensation is now dependent upon measurable individual performance and Parent Common Share appreciation.

               THE EXECUTIVE COMPENSATION COMMITTEE
               Michael C. Ruettgers, Chairperson
               William J. O'Brien
               Gerald L. Wilson

                      COMPARATIVE TOTAL SHAREHOLDER RETURN

     The line graph below compares the cumulative total shareholder return for the Parent's Common Shares to the cumulative total return of the S&P 500 Stock Index and a Peer Group Index which is comprised of 83 utility companies (including the Parent) which are followed by Value Line, Inc. The entities which comprise the Peer Group are also set forth hereinafter.

<PAGE 73>

                           COMMONWEALTH ENERGY SYSTEM

                       Comparative Five-Year Total Returns
          Commonwealth Energy System, S&P 500 and Value Line Peer Group
                     (Performance results through 12/31/98)


         ---------------------------------------------------------------


                           Line graph illustration of

                  comparative five-year (1994-1998) cumulative

                      total returns based on values listed

                                 in chart below.


         ---------------------------------------------------------------


                   1993      1994       1995      1996      1997      1998

      COM/Energy   $100      $ 85       $112      $126      $190      $242
      S&P 500       100       102        140       172       230       295
      Peer Group    100        90        116       124       168       198

      Assumes $100 invested at the close of trading on the last trading day of 1993 in COM/Energy Common Shares, S&P 500 and the Peer Group. Also assumes reinvestment of dividends.

      Source: Value Line, Inc.

                                   PEER GROUP

Allegheny Power System, Inc.               MidAmerican Energy Holdings Co.
Ameren Corp.                               Minnesota Power, Inc.
American Electric Power Co., Inc.          Montana Power Co.
Baltimore Gas and Electric Co.             Nevada Power Co.
BEC Energy                                 New Century Energies, Inc.
Black Hills Corp.                          New England Electric System
Carolina Power & Light Co.                 Niagara Mohawk Power Corp.
Central & South West Corp.                 NIPSCO Industries, Inc.
Central Hudson Gas & Electric Corp.        Northeast Utilities
Central Vermont Public Service Corp.       Northern States Power Co.
CILCORP                                    Northwestern Corp.
CINergy Corp.                              OGE Energy, Inc.
CLECO Corp.                                Orange & Rockland Utilities
CMS Energy Corp.                           Otter Tail Power Co.
Commonwealth Energy System                 PacifiCorp.
Conectiv, Inc.                             PECO Energy Co.
Consolidated Edison, Inc.                  PG&E Corp.
Dominion Resources, Inc.                   Pinnacle West Capital
DPL, Inc.                                  Potomac Electric Power Co.
DQE                                        PP&L Resources, Inc.
DTE Energy Co.                             Public Service Co. of New Mexico
Duke Power Corp.                           Public Service Enterprise Group Inc.
Eastern Utilities Associates               Puget Sound Energy Inc.
Edison International                       Rochester Gas and Electric Corp.
Empire District Electric Co.               SCANA Corp.
Energy East Corp.                          Sierra Pacific Resources
Entergy Corp.                              SIGCORP, Inc.

<PAGE 74>

                           COMMONWEALTH ENERGY SYSTEM

FirstEnergy Corp.                          Southern Co.
Florida Progress Corp.                     St. Joseph Light & Power Co.
FPL Group, Inc.                            TECO Energy, Inc.
GPU, Inc.                                  Texas Utilities Company
Green Mountain Power Corp.                 TNP Enterprises, Inc.
Hawaiian Electric Industries, Inc.         Unicom Corp.
Houston Industries, Inc.                   Unisource Energy Corp.
IDACORP, Inc.                              United Illuminating Co.
Illinova Corp.                             UtiliCorp United Inc.
Interstate Energy Corp.                    Washington Water Power Co.
IPALCO Enterprises, Inc.                   Western Resources, Inc.
Kansas City Power & Light                  Wisconsin Energy Corp.
LG&E Energy Corp.                          WPS Resources Corp.
MDU Resources Group Inc.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Trustees, Executive Officers and persons who beneficially own more than ten percent (10%) of the Parent's Common Shares to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 and/or Form 5 with the Securities and Exchange Commission (the Commission) and any national securities exchange on which the Parent's securities are registered. Trustees, Executive Officers and greater than ten percent (10%) beneficial owners are required by the Commission's regulations to furnish the Parent with copies of all Section 16(a) forms they file.

     Based on a review of the copies of such forms furnished to the Parent and written representations from the Trustees and Executive Officers, the Parent believes that all Section 16(a) filing requirements applicable to its Trust-ees, Executive Officers and greater than ten percent (10%) beneficial owners were complied with for 1998.

     The following table shows the beneficial ownership, reported to the Parent as of March 1, 1999, of Common Shares of the Parent owned by the Chief Executive Officer and the four other most highly paid Executive Officers and, as a group, all Trustees and Executive Officers of the Parent.

                                                Total
                                                Common         Percent of
      Name                                      Shares (1)        Class

      Russell D. Wright                          15,561           0.1%
      William G. Poist                           20,472           0.1%
      Deborah A. McLaughlin                       4,744           0.1%
      James D. Rappoli                           10,292           0.1%
      Michael P. Sullivan                         8,739           0.1%
      All Trustees and Executive Officers
        as a group (13 persons)                  82,864           0.3%

(1) Beneficial ownership includes, where applicable, shares with respect to which voting or investment power is attributed to an Executive Officer or Trustee because of joint fiduciary ownership of the Shares or relationship of the Executive Officer or Trustee to the record owner, such as a spouse, together with shares held under the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies.

<PAGE 75>


                           COMMONWEALTH ENERGY SYSTEM

Item 13.   Certain Relationships and Related Transactions

     The Parent paid legal fees in 1998 to the firm of Rich, May, Bilodeau & Flaherty, P.C., of which Mr. Hundley is Of Counsel. The firm has been employed in the last fiscal year and the current fiscal year.

                                    PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Index to Financial Statements

     Consolidated financial statements and notes thereto of Commonwealth Energy System and Subsidiary Companies, together with the Report of Independent Public Accountants, are filed under Item 8 of this Form 10-K and listed on the Index to Financial Statements and Schedules (page 38).

(a)  2. Index to Financial Statement Schedules

               Commonwealth Energy System and Subsidiary Companies

     Filed herewith at page(s) indicated -

     Report of Independent Public Accountants on Schedules (page 75).

     Schedule I - Investments in, Equity in Earnings of, and Dividends Re-ceived from Related Parties - Years Ended December 31, 1998, 1997 and 1996 (pages 89-91).

     Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996 (page 92).

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

     Form 11-K, Annual Reports of Employee Stock Purchases, Savings and Similar Plans

     Pursuant to Rule 15(d)-21 of the Securities and Exchange Act of 1934, the information, financial statements and exhibits required by Form 11-K with respect to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies will be filed as an amendment to this report under cover of Form 10-K/A no later than April 30, 1999.

<PAGE 76>


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

                                  Exhibit Index

Exhibit 3. Declaration of Trust

                     Commonwealth Energy System (Registrant)

  3.1.1 Declaration of Trust of CES dated December 31, 1926, as amended by vote of the shareholders and trustees May 7, 1998 (Exhibit 1 to the CES Form 10-Q (September 1998), File No. 1-7316).

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

<PAGE 77>


                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 78>


                           COMMONWEALTH ENERGY SYSTEM

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

10.1.4 Power Contract between Connecticut Yankee Atomic Power Company (CYAPC) and CEL dated July 1, 1964 (Exhibit 13-K1 to the Parent's Form S-1, (April 1967) File No. 2-25597).

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

<PAGE 79>

                           COMMONWEALTH ENERGY SYSTEM

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

10.1.6 Power contract between Maine Yankee Atomic Power Company (MYAPC) and CEL dated May 20, 1968 (Exhibit 5 to the Parent's Form S-7, File No. 2-38372).

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

<PAGE 80>


                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 81>


                           COMMONWEALTH ENERGY SYSTEM

10.1.12.1 Amendments No. 2 and 3 to 10.1.12 as amended August 16, 1976 and December 31, 1978 (Exhibit 5(a) 14 to the Parent's Form S-16 (June
           1979), File No. 2-64731).

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

10.1.14 Contract between CEC and NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the Parent's 1985 Form 10-K, File No. 1-7316).

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

<PAGE 82>


                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 83>


                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 84>


                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 85>


                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 86>


                           COMMONWEALTH ENERGY SYSTEM

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

10.3.3.1 Thirteenth Amendment to 10.3.3 as amended September 1, 1981 (Re-filed as Exhibit 3 to the Parent's 1991 Form 10-K, File No. 1-7316).

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

<PAGE 87>


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

Exhibit 21. Subsidiaries of the Registrant

             Incorporated by reference to Exhibit 1 to the Parent's 1997 Annual Report on Form 10-K, File No. 1-7316.

Exhibit 27. Financial Data Schedule

             Filed herewith as Exhibit 2 is the Financial Data Schedule for the twelve months ended December 31, 1998.

(b) Reports on Form 8-K

             One report on Form 8-K was filed during the three months ended December 31, 1998. The report was filed on December 10, 1998 for an event first reported on December 7, 1998 regarding the planned merger between the Parent and BEC Energy.

<PAGE 88>


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees of Commonwealth Energy System:


    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Energy System included in this Form 10-K and have issued our report thereon dated February 18, 1999. Our audits were made for the purpose of forming an opinion on those consoli-dated financial statements taken as a whole. The schedules listed in Part IV,
Item 14 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 18, 1999.

<PAGE 89>

                                                                                                              SCHEDULE I
                                                   COMMONWEALTH ENERGY SYSTEM
                       INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                     (Dollars in Thousands)
                                        Balance at                                                   Balance at
                                    Beginning of Year        Additions         Deductions            End of Year       Notes
                                    Number                 Equity                                 Number              Receive-
                                      of                     in    Other   Distribution Other      of                  able
                                    Shares   Investment   Earnings  (A)    of Earnings   (B)      Shares  Investment     (C)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
   Cambridge Electric Light Co.      346,600   $ 48,225   $ 8,821   $ -     $ 4,246     $ -      346,600   $ 52,800   $    -
   COM/Energy Steam Co.               25,500      3,508     1,119     -         765       -       25,500      3,862        -
   Canal Electric Co.              1,523,200     99,531   199,117     -      10,282       -    1,523,200    288,366        -
   Commonwealth Gas Co.            2,857,000    116,035    13,269     -      12,142       -    2,857,000    117,162        -
   Darvel Realty Trust                    26      1,053       -       -         -         -           26      1,053        -
   COM/Energy Freetown Rlty.               1      4,684      (553)    -         -         -            1      4,131      2,255
   COM/Energy Research Park Rlty.          1        931     9,915     -       9,000       -            1      1,846        860
   COM/Energy Cambridge Rlty.              1         38        (8)    -         -         -            1         30        -
   COM/Energy Acushnet Rlty.               1        701       119     -         -         -            1        820        -
   COM/Energy Services Co.             3,250        284        42     -         -         -        3,250        326        -
   Commonwealth Electric Co.       2,043,972    180,204    15,109     -      10,118       -    2,043,972    185,195        -
   Hopkinton LNG Corp.                 5,000      3,882       546     -         275       -        5,000      4,153        165
   Advanced Energy Systems, Inc.         100      1,017       837  40,280       -         -          100     42,134        -
   COM/Energy Resources, Inc.            100         41         8     -         -         -          100         49        -
   COM/Energy Marketing, Inc.            100        442    (1,385)    -         -         -          100       (943)     3,440
   COM/Energy Technologies, Inc.         100      2,384    (3,062)  4,200       -         -          100      3,522      2,290
                                               $462,960   243,894   44,480  $46,828     $ -                $704,506    $ 9,010
OTHER INVESTMENTS:
 (Accounted for by the equity method)
   Nuclear Electric Power Companies   52,454   $10,368    $ 1,650      -    $ 1,626     $ -       52,454   $ 10,392
   Hydro-Quebec Phase II              127,034     3,075       454      -        468      261     116,722      2,800
   Other Investments                     -          324       -        515      -         -          -          839
                                               $ 13,767   $ 1,278      296  $   971     $261               $ 14,031
NOTES:
        (A) Additional investment.
        (B) In 1998, New England Hydro-Transmission Company, Inc. repurchased 8.1% (10,249.2 shares) of its outstanding shares.  Canal Electric Company  received proceeds of $145,028 ($14.15 per share) and has included this amount with dividends.  Also in 1998, New  England Hydro-Transmission Corporation repurchased 10.1% (63.2 shares) of its outstanding shares.  Canal  Electric Company received proceeds of $115,910 (1,833.92 per share) and has included this amount with dividends.
        (C) Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
/TABLE
<PAGE 90>

                                                                                                              SCHEDULE I
                                                   COMMONWEALTH ENERGY SYSTEM
                       INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                     (Dollars in Thousands)
                                        Balance at                                                   Balance at
                                    Beginning of Year        Additions         Deductions            End of Year       Notes
                                    Number                 Equity                                 Number              Receive-
                                      of                     in    Other   Distribution Other      of                  able
                                    Shares   Investment   Earnings  (A)    of Earnings   (B)      Shares  Investment     (C)
SUBSIDIARIES CONSOLIDATED:
 (All issues are common stock)
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
NOTES:
        (A) Additional investment.
        (B) In 1997, New England Hydro-Transmission Company, Inc. repurchased 7.5% (10,249.2 shares) of its outstanding shares.  Canal Electric Company  received proceeds of $145,539 ($14.20 per share) and has included this amount with dividends.  Also in 1997, New  England Hydro-Transmission Corporation repurchased 6.85% (46.124 shares) of its outstanding shares.  Canal  Electric Company received proceeds of $85,207 (1,847.46 per share) and has included this amount with  dividends.
        (C) Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
/TABLE

<PAGE 91>

                                                                                                               SCHEDULE I
                                                   COMMONWEALTH ENERGY SYSTEM
                       INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                                              FOR THE YEAR ENDED DECEMBER 31, 1996
                                                     (Dollars in Thousands)

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

NOTES:  (A) Notes are written for 11 months and 29 days.  Interest is at the prime rate and is adjusted for changes in the rate during the term of the notes.
        (B) In 1996, New England Hydro-Transmission Corporation repurchased 6.52% of their outstanding shares at $1,831.30 per share.  Canal Electric Company received $112,616 for the repurchase of 61.495 shares, and has included this amount with dividends.
/TABLE

<PAGE 92>


                                                                 SCHEDULE II

                           COMMONWEALTH ENERGY SYSTEM

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (Dollars in Thousands)


                                       Additions
                   Balance at   Provision                  Deductions   Balance
                   Beginning    Charged to                  Accounts    at End
Description         of Year     Operations   Recoveries    Written Off  of Year


                                      Year Ended December 31, 1998

Allowance for
  Doubtful Accounts  $9,408      $6,613        $2,265        $ 9,202    $9,084


                                      Year Ended December 31, 1997

Allowance for
  Doubtful Accounts  $8,324      $8,638        $2,085        $ 9,639    $9,408


                                      Year Ended December 31, 1996

Allowance for
  Doubtful Accounts  $8,040      $7,152        $1,866        $ 8,734    $8,324

<PAGE 93>


                           COMMONWEALTH ENERGY SYSTEM

                      FORM 10-K          DECEMBER 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMONWEALTH ENERGY SYSTEM
                                                 (Registrant)


                                  By:    R. D. WRIGHT
                                         Russell D. Wright, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

R. D. WRIGHT                                        March 25, 1999
Russell D. Wright,
President and Chief Executive Officer

Principal Financial and Accounting Officer:

JAMES D. RAPPOLI                                    March 25, 1999
James D. Rappoli,
Financial Vice President and Treasurer

A majority of the Board of Trustees:

SHELDON A. BUCKLER                                  March 25, 1999
Sheldon A. Buckler, Chairman of
    the Board

                                                    March   , 1999
Kevin C. Bryant, Trustee

PETER H. CRESSY                                     March 25, 1999
Peter H. Cressy, Trustee

B. L. FRANCIS                                       March 25, 1999
Betty L. Francis, Trustee

FRANKLIN M. HUNDLEY                                 March 25, 1999
Franklin M. Hundley, Trustee

<PAGE 94>


                           COMMONWEALTH ENERGY SYSTEM

                      FORM 10-K          DECEMBER 31, 1998

                                   SIGNATURES
                                   (Continued)


                                                    March   , 1999
William J. O'Brien, Trustee

MICHAEL C. RUETTGERS                                March 25, 1999
Michael C. Ruettgers, Trustee

G. L. WILSON                                        March 25, 1999
Gerald L. Wilson, Trustee

R. D. WRIGHT                                        March 25, 1999
Russell D. Wright, Trustee

<PAGE 95>



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




   As independent public accountants, we hereby consent to the incorporation by reference of our reports included in this Form 10-K into the System's previously filed Registration Statements on Form S-8 File No. 33-57467 and on Form S-3 File No. 33-55593. It should be noted that we have not audited any financial statements of the System subsequent to December 31, 1998 or per-formed any audit procedures subsequent to the date of our report.



                                              ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 31, 1999.