Form 10-K405/A
period 1998-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1999-04-30
CIK 71304

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998: $801,039,203

Common Shares outstanding at March 16, 1999:  21,540,550 shares

Document Incorporated by Reference                Part in Form 10-K

None                                              Not applicable

<PAGE 2>

                           COMMONWEALTH ENERGY SYSTEM


    The undersigned registrant hereby amends the following item of its Annual Report for 1998 on Form 10-K as set forth on page 3.


    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


    Exhibit 99. Additional Exhibit:

    Pursuant to Rule 15(d)-21 of the Securities Exchange Act of 1934, report of independent accountants, financial statements, notes to financial statements and schedules required in Form 11-K with respect to:

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

Date:  April 30, 1999

<PAGE 3>

                 INFORMATION REQUIRED BY FORM 11-K ANNUAL REPORT

                   For the Fiscal Year Ended December 31, 1998


A.  Full title of plan:

          Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (hereinafter referred to as the "Plan").

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

          Commonwealth Energy System
          One Main Street
          Cambridge, Massachusetts 02142-9150


                                      Index

    Report of Independent Public Accountants, Financial Statements and Schedules filed herewith:
                                                                     Page

      Report of Independent Public Accountants                        4

      Statements of Net Assets Available for Benefits,
        With Fund Information, at December 31, 1998 and 1997        5 - 14

      Statements of Changes in Net Assets Available for Benefits,
        With Fund Information, for the Years Ended
        December 31, 1998, 1997 and 1996                           15 - 29

      Notes to Financial Statements                                30 - 39

      Schedule I - Item 27a: Schedule of Investments
        at December 31, 1998                                          40

      Schedule II - Item 27d: Schedule of Reportable Transactions
        for the Year Ended December 31, 1998                          41

<PAGE 4>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                    Report of Independent Public Accountants

To the Savings Plan Board of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies:

    We have audited the accompanying statements of net assets available for benefits, with fund information, of the EMPLOYEES SAVINGS PLAN OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits, with fund information, for each of the three years in the period ended December 31, 1998. These financial statements and the supplemental schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits, with fund information, of the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as of December 31, 1998 and 1997, and its changes in net assets available for benefits, with fund information, for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplemental information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Informa-tion in the statement of net assets available for benefits, with fund informa-tion, and the statement of changes in net assets available for benefits, with fund information, is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 26, 1999

<PAGE 5>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1998
                                  (Page 1 of 5)


                                                         FUND INFORMATION
                                                  Commonwealth     Vanguard
                                                  Energy System      Prime
                                                  Common Share    Money Market
                                       Total           Fund           Fund



Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System    $106,740,442    $106,740,442  $     -
    Registered investment
      company shares                 225,012,503         549,978   24,473,796
        Total investments            331,752,945     107,290,420   24,473,796


  Other assets:

    Loans to participants              8,390,564           -            -
    Receivables -
      Contributions                      136,651          32,159       11,633
      Interest                             3,154           3,154        -
      Exchanges in                        53,869          53,869        -
        Total other assets             8,584,238          89,182       11,633

        Total assets                 340,337,183     107,379,602   24,485,429

Liability

    Accounts payable                      88,204          88,204        -

    Net assets available for
      benefits                      $340,248,979    $107,291,398  $24,485,429







   The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1998
                                  (Page 2 of 5)

                                                  FUND INFORMATION
                                                      Vanguard
                                    Vanguard         Short-Term     Vanguard
                                    Windsor II       Corporate     Wellington
                                       Fund             Fund          Fund



Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System    $      -        $     -       $     -
    Registered investment
     company shares                  119,896,169      5,165,460    49,042,170
        Total investments            119,896,169      5,165,460    49,042,170


  Other assets:

    Loans to participants                  -              -             -
    Receivables -
      Contributions                       46,237          2,471        27,015
      Interest                             -              -             -
      Exchanges in                         -              -             -
        Total other assets                46,237          2,471        27,015

        Total assets                 119,942,406      5,167,931    49,069,185

Liability

    Accounts payable                       -              -             -

    Net assets available for
      benefits                      $119,942,406    $ 5,167,931   $49,069,185








   The accompanying notes are an integral part of these financial statements.

<PAGE 7>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1998
                                  (Page 3 of 5)

                                              FUND INFORMATION
                                                     Vanguard
                                     Vanguard        Extended
                                   International      Market       Vanguard
                                      Growth           Index       Explorer
                                       Fund            Fund          Fund


Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System    $      -        $     -       $     -
    Registered investment
      company shares                  10,447,020      6,500,818     2,586,920
        Total investments             10,447,020      6,500,818     2,586,920


  Other assets:

    Loans to participants                  -              -             -
    Receivables -
      Contributions                        6,643          4,422         2,269
      Interest                             -              -             -
      Exchanges in                         -              -             -
        Total other assets                 6,643          4,422         2,269

        Total assets                  10,453,663      6,505,240     2,589,189

Liability

    Accounts payable                       -              -             -

    Net assets available for
      benefits                      $ 10,453,663    $ 6,505,240   $ 2,589,189








   The accompanying notes are an integral part of these financial statements.

<PAGE 8>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1998
                                  (Page 4 of 5)


                                               FUND INFORMATION
                                         Vanguard LifeStrategy Funds-
                                                  Conservative     Moderate
                                    Income           Growth         Growth
                                     Fund             Fund           Fund



Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System    $      -        $     -       $     -
    Registered investment
      company shares                     707,856        849,482     2,335,510
        Total investments                707,856        849,482     2,335,510


  Other assets:

    Loans to participants                  -              -             -
    Receivables -
      Contributions                          278            240         1,228
      Interest                             -              -             -
      Exchanges in                         -              -             -
        Total other assets                   278            240         1,228

        Total assets                     708,134        849,722     2,336,738

Liability

    Accounts payable                       -              -             -

    Net assets available for
      benefits                      $    708,134    $   849,722   $ 2,336,738







   The accompanying notes are an integral part of these financial statements.

<PAGE 9>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1998
                                  (Page 5 of 5)


                                       FUND INFORMATION
                                     Vanguard
                                   LifeStrategy
                                      Funds-
                                      Growth          Loan
                                      Fund            Fund


Assets

  Investments, at quoted market
    value (Schedule I):

    Common Shares of
      Commonwealth Energy System    $      -        $     -
    Registered investment
      company shares                   2,457,324          -
        Total investments              2,457,324          -


  Other assets:

    Loans to participants                  -          8,390,564
    Receivables -
      Contributions                        2,056          -
      Interest                             -              -
      Exchanges in                         -              -
        Total other assets                 2,056      8,390,564

        Total assets                   2,459,380      8,390,564

Liability

    Accounts payable                       -              -

    Net assets available for
      benefits                      $  2,459,380    $ 8,390,564







   The accompanying notes are an integral part of these financial statements.

<PAGE 10>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 1 of 5)


                                                        FUND INFORMATION
                                                  Commonwealth     Vanguard
                                                  Energy System      Prime
                                                  Common Share    Money Market
                                       Total           Fund           Fund



Assets

  Investments, at quoted market
    value:

    Common Shares of
      Commonwealth Energy System    $ 88,626,418    $88,626,418   $     -
    Registered investment
      company shares                 210,721,055          -        25,809,453
        Total investments            299,347,473     88,626,418    25,809,453


  Other assets:

    Loans to participants              8,939,289          -             -
    Receivables -
      Contributions                      128,326         29,668        12,629
      Loan repayments                     99,893         12,701         6,259
      Interest                             2,064          2,064         -
      Exchanges in                         3,037          3,037         -
        Total other assets             9,172,609         47,470        18,888

        Total assets                 308,520,082     88,673,888    25,828,341

Liability

    Accounts payable                     303,986        303,986         -

    Net assets available for
      benefits                      $308,216,096    $88,369,902   $25,828,341






   The accompanying notes are an integral part of these financial statements.

<PAGE 11>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 2 of 5)

                                                  FUND INFORMATION
                                                    Vanguard
                                     Vanguard       Short-Term      Vanguard
                                    Windsor II      Corporate      Wellington
                                       Fund            Fund           Fund



Assets

  Investments, at quoted market
    value:

    Common Shares of
      Commonwealth Energy System    $      -        $     -       $     -
    Registered investment
      company shares                 110,334,177      5,367,919    45,097,834
        Total investments            110,334,177      5,367,919    45,097,834


  Other assets:

    Loans to participants                  -              -             -
    Receivables -
      Contributions                       43,755          2,384        25,318
      Loan repayments                     41,578            788        34,598
      Interest                             -              -             -
      Exchanges in                         -              -             -
        Total other assets                85,333          3,172        59,916

        Total assets                 110,419,510      5,371,091    45,157,750

Liability

    Accounts payable                       -              -             -

    Net assets available for
      benefits                      $110,419,510    $ 5,371,091   $45,157,750







   The accompanying notes are an integral part of these financial statements.

<PAGE 12>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 3 of 5)


                                                 FUND INFORMATION
                                                      Vanguard
                                     Vanguard         Extended
                                   International       Market      Vanguard
                                       Growth           Index      Explorer
                                        Fund            Fund          Fund


Assets

  Investments, at quoted market
    value:

    Common Shares of
      Commonwealth Energy System    $      -        $     -       $     -
    Registered investment
      company shares                   9,471,899      6,914,193     2,940,817
        Total investments              9,471,899      6,914,193     2,940,817


  Other assets:

    Loans to participants                  -              -             -
    Receivables -
      Contributions                        6,669          3,593         1,927
      Loan repayments                      2,294            841           427
      Interest                             -              -             -
      Exchanges in                         -              -             -
        Total other assets                 8,963          4,434         2,354

        Total assets                   9,480,862      6,918,627     2,943,171

Liability

    Accounts payable                       -              -             -

    Net assets available for
      benefits                      $  9,480,862    $ 6,918,627   $ 2,943,171






   The accompanying notes are an integral part of these financial statements.

<PAGE 13>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 4 of 5)


                                                FUND INFORMATION
                                        Vanguard LifeStrategy Funds-
                                                  Conservative     Moderate
                                    Income           Growth         Growth
                                     Fund             Fund           Fund



Assets

  Investments, at quoted market
    value:

    Common Shares of
      Commonwealth Energy System    $      -        $     -       $     -
    Registered investment
      company shares                     455,415        841,499     1,836,746
        Total investments                455,415        841,499     1,836,746


  Other assets:

    Loans to participants                  -              -             -
    Receivables -
      Contributions                            5             91           897
      Loan repayments                          5              4           125
      Interest                             -              -             -
      Exchanges in                         -              -             -
        Total other assets                    10             95         1,022

        Total assets                     455,425        841,594     1,837,768

Liability

    Accounts payable                       -              -             -

    Net assets available for
      benefits                      $    455,425    $   841,594   $ 1,837,768






   The accompanying notes are an integral part of these financial statements.

<PAGE 14>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 5 of 5)


                                       FUND INFORMATION
                                     Vanguard
                                   LifeStrategy
                                      Funds-
                                      Growth          Loan
                                       Fund           Fund


Assets

  Investments, at quoted market
    value:

    Common Shares of
      Commonwealth Energy System    $      -        $     -
    Registered investment
      company shares                   1,651,103          -
        Total investments              1,651,103          -


  Other assets:

    Loans to participants                  -          8,939,289
    Receivables -
      Contributions                        1,390          -
      Loan repayments                        273          -
      Interest                             -              -
      Exchanges in                         -              -
        Total other assets                 1,663      8,939,289

        Total assets                   1,652,766      8,939,289

Liability

    Accounts payable                       -              -

    Net assets available for
      benefits                      $  1,652,766    $ 8,939,289






   The accompanying notes are an integral part of these financial statements.

<PAGE 15>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION

                                DECEMBER 31, 1998
                                  (Page 1 of 5)
                                                        FUND INFORMATION
                                                  Commonwealth      Vanguard
                                                  Energy System       Prime
                                                  Common Share    Money Market
                                      Total           Fund            Fund
Assets
Additions to net assets
 attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $  4,189,776   $  4,189,776    $     -
    Registered investment
        company shares                20,241,324          -          1,367,123
  Interest on participant loans          732,423          -              -
                                      25,163,523      4,189,776      1,367,123

  Net appreciation (depreciation)
    in fair value of investments      26,682,017     19,225,920          -

  Contributions:
    Employees                          8,326,452      1,669,244        583,058
    Employers                          3,687,825        813,575        315,139
                                      12,014,277      2,482,819        898,197

        Total additions, net          63,859,817     25,898,515      2,265,320

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                  29,715,068      5,717,564      5,162,153
  Asset transfers out to other
    benefit providers                  2,108,545        364,173        242,754
  Purchase fees                            3,321          -              -
        Total deductions              31,826,934      6,081,737      5,404,907

Net increase (decrease) prior to
  interfund transfers                 32,032,883     19,816,778     (3,139,587)
Interfund transfers                        -           (895,282)     1,796,675
  Net increase (decrease)             32,032,883     18,921,496     (1,342,912)

Net assets available for benefits:
  Beginning of year                  308,216,096     88,369,902     25,828,341
  End of year                       $340,248,979   $107,291,398    $24,485,429

   The accompanying notes are an integral part of these financial statements.

<PAGE 16>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1998
                                  (Page 2 of 5)

                                                 FUND INFORMATION
                                                      Vanguard
                                       Vanguard      Short-Term      Vanguard
                                      Windsor II      Corporate      Wellington
                                         Fund           Fund            Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
        company shares                12,067,238        328,114      5,435,922
  Interest on participant loans            -              -              -
                                      12,067,328        328,114      5,435,922

  Net appreciation (depreciation)
    in fair value of investments       5,447,187         15,129        (66,156)

  Contributions:
    Employees                          2,943,261        152,303      1,734,284
    Employers                          1,257,753         76,092        742,099
                                       4,201,014        228,395      2,476,383

        Total additions, net          21,715,439        571,638      7,846,149

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                   9,837,779      1,242,491      4,136,722
  Asset transfers out to other
    benefit providers                  1,050,152         39,336        309,495
  Purchase fees                            -              -              -
        Total deductions              10,887,931      1,281,827      4,446,217

Net increase (decrease) prior to
  interfund transfers                 10,827,508       (710,189)     3,399,932
Interfund transfers                   (1,304,612        507,029        511,503
  Net increase (decrease)              9,522,896       (203,160)     3,911,435

Net assets available for benefits:
  Beginning of year                  110,419,510      5,371,091     45,157,750
  End of year                       $119,942,406   $  5,167,931    $49,069,185

   The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1998
                                  (Page 3 of 5)

                                                FUND INFORMATION
                                       Vanguard       Extended
                                     International     Market       Vanguard
                                        Growth          Index       Explorer
                                         Fund            Fund         Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
         company shares                  208,699        525,149         24,346
  Interest on participant loans            -              -              -
                                         208,699        525,149         24,346

  Net appreciation (depreciation)
    in fair value of investments       1,366,607        (71,726)       106,283

  Contributions:
    Employees                            485,436        350,392        170,702
    Employers                            201,695        133,449         62,376
                                         687,131        483,841        233,078

        Total additions, net           2,262,437        937,264        363,707

Deductions from net assets
  attributed to:
  Benefits paid to participants or
    beneficiaries                        608,342         664,830       350,589
  Asset transfers out to other
    benefit providers                     56,825          13,882         -
  Purchase fees                            -               3,321         -
        Total deductions                 665,167         682,033       350,589

Net increase (decrease) prior to
  interfund transfers                  1,597,270        255,231         13,118
Interfund transfers                     (624,469)      (668,618)      (367,100)
  Net increase (decrease)                972,801       (413,387)      (353,982)

Net assets available for benefits:
  Beginning of year                    9,480,862      6,918,627      2,943,171
  End of year                       $ 10,453,663   $  6,505,240    $ 2,589,189

   The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1998
                                  (Page 4 of 5)

                                                 FUND INFORMATION
                                            Vanguard LifeStrategy Funds-
                                                     Conservative   Moderate
                                         Income         Growth       Growth
                                          Fund           Fund         Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
        company shares                    48,584         45,581        103,771
  Interest on participant loans            -              -              -
                                          48,584         45,581        103,771

  Net appreciation (depreciation)
    in fair value of investments          24,478         69,480        249,320

  Contributions:
    Employees                             17,073         16,404         71,899
    Employers                              3,768          3,076         28,189
                                          20,841         19,480        100,088

        Total additions, net              93,903        134,541        453,179

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                     618,050         91,963        589,563
  Asset transfers out to other
    benefit providers                      -              -                329
  Purchase fees                            -              -              -
        Total deductions                 618,050         91,963        589,892

Net increase (decrease) prior to
  interfund transfers                   (524,147)        42,578       (136,713)
Interfund transfers                      776,856        (34,450)       635,683
  Net increase (decrease)                252,709          8,128        498,970

Net assets available for benefits:
  Beginning of year                      455,425        841,594      1,837,768
  End of year                       $    708,134   $    849,722    $ 2,336,738

   The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1998
                                  (Page 5 of 5)

                                      FUND INFORMATION
                                    Vanguard
                                   LifeStrategy
                                     Funds-
                                     Growth           Loan
                                      Fund            Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -
    Registered investment
        company shares                    86,797          -
  Interest on participant loans            -            732,423
                                          86,797        732,423
  Net appreciation (depreciation)
    in fair value of investments         315,495          -

  Contributions:
    Employees                            132,396          -
    Employers                             50,614          -
                                         183,010          -

        Total additions, net             585,302        732,423

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                     418,481        276,541
  Asset transfers out to other
    benefit providers                     31,599          -
  Purchase fees                            -              -
        Total deductions                 450,080        276,541

Net increase (decrease) prior to
  interfund transfers                    135,222        455,882
Interfund transfers                      671,392     (1,004,607)
  Net increase (decrease)                806,614       (548,725)

Net assets available for benefits:
  Beginning of year                    1,652,766      8,939,289
  End of year                       $  2,459,380   $  8,390,564

   The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1997
                                  (Page 1 of 5)

                                                        FUND INFORMATION
                                                  Commonwealth      Vanguard
                                                  Energy System       Prime
                                                  Common Share     Money Market
                                         Total        Fund             Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $  4,791,915   $  4,791,915    $     -
    Registered investment
        company shares                17,162,911          -          1,518,535
  Interest on participant loans          820,039          -              -
                                      22,774,865      4,791,915      1,518,535

  Net appreciation (depreciation)
    in fair value of investments      50,188,782     26,962,004          -

  Contributions:
    Employees                          8,727,513      1,844,576        793,610
    Employers                          4,172,439        963,411        429,025
                                      12,899,952      2,807,987      1,222,635

        Total additions, net          85,863,599     34,561,906      2,741,170

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                  38,166,213      6,463,039     11,399,265
  Purchase fees                           11,503          -              -
        Total deductions              38,177,716      6,463,039     11,399,265

Net increase (decrease) prior to
  interfund transfers                 47,685,883     28,098,867     (8,658,095)
Interfund transfers                        -        (14,815,594)     5,914,612
  Net increase (decrease)             47,685,883     13,283,273     (2,743,483)

Net assets available for benefits:
  Beginning of year                  260,530,213     75,086,629     28,571,824

  End of year                       $308,216,096   $ 88,369,902    $25,828,341

   The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 2 of 5)

                                                 FUND INFORMATION
                                                     Vanguard
                                      Vanguard       Short-Term      Vanguard
                                     Windsor II      Corporate       Wellington
                                        Fund            Fund            Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -         $     -
    Registered investment
        company shares                10,063,826        345,842       3,866,494
  Interest on participant loans            -              -               -
                                      10,063,826        345,842       3,866,494

  Net appreciation (depreciation)
    in fair value of investments      17,438,941         30,754       4,616,872

  Contributions:
    Employees                          2,951,932        186,801       1,793,160
    Employers                          1,350,142         96,666         818,282
                                       4,302,074        283,467       2,611,442

        Total additions, net          31,804,841        660,063      11,094,808

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                  11,275,388      1,134,527       5,474,381
  Purchase fees                            -              -               -
        Total deductions              11,275,388      1,134,527       5,474,381

Net increase (decrease) prior to
  interfund transfers                 20,529,453       (474,464)      5,620,427
Interfund transfers                    3,723,709        114,613       2,438,346
  Net increase (decrease)             24,253,162       (359,851)      8,058,773

Net assets available for benefits:
  Beginning of year                   86,166,348      5,730,942      37,098,977

  End of year                       $110,419,510   $  5,371,091     $45,157,750

   The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1997
                                  (Page 3 of 5)

                                                 FUND INFORMATION
                                                     Vanguard
                                       Vanguard      Extended
                                     International    Market        Vanguard
                                        Growth         Index        Explorer
                                         Fund           Fund           Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
         company shares                  410,854        467,053        283,422
  Interest on participant loans            -              -              -
                                         410,854        467,053        283,422

  Net appreciation (depreciation)
    in fair value of investments         (96,346)       839,872         40,357

  Contributions:
    Employees                            588,069        289,009        156,631
    Employers                            264,637        129,120         65,369
                                         852,706        418,129        222,000

        Total additions, net           1,167,214      1,725,054        545,779

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                   1,142,796        507,308        198,883
  Purchase fees                            -             11,503          -
        Total deductions               1,142,796        518,811        198,883

Net increase (decrease) prior to
  interfund transfers                     24,418      1,206,243        346,896
Interfund transfers                      201,916        678,067        281,489
  Net increase (decrease)                226,334      1,884,310        628,385

Net assets available for benefits:
  Beginning of year                    9,254,528      5,034,317      2,314,786

  End of year                       $  9,480,862   $  6,918,627    $ 2,943,171

   The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION

                                DECEMBER 31, 1997
                                  (Page 4 of 5)

                                                 FUND INFORMATION
                                           Vanguard LifeStrategy Funds-
                                                     Conservative   Moderate
                                        Income          Growth       Growth
                                         Fund            Fund         Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
        company shares                    21,161         41,796         81,732
  Interest on participant loans            -              -              -
                                          21,161         41,796         81,732

  Net appreciation (depreciation)
    in fair value of investments          25,332         47,936        151,357

  Contributions:
    Employees                              4,166          7,215         36,734
    Employers                              1,921          2,716         18,573
                                           6,087          9,931         55,307

        Total additions, net              52,580         99,663        288,396

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                      13,499         18,190         87,658
  Purchase fees                            -              -              -
        Total deductions                  13,499         18,190         87,658

Net increase (decrease) prior to
  interfund transfers                     39,081         81,473        200,738
Interfund transfers                      151,490        580,394        947,883
  Net increase (decrease)                190,571        661,867      1,148,621

Net assets available for benefits:
  Beginning of year                      264,854        179,727        689,147

  End of year                       $    455,425   $    841,594    $ 1,837,768

   The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1997
                                  (Page 5 of 5)

                                         FUND INFORMATION
                                       Vanguard
                                     LifeStrategy
                                        Funds-
                                        Growth          Loan
                                         Fund           Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -
    Registered investment
        company shares                    62,196          -
  Interest on participant loans            -            820,039
                                          62,196        820,039

  Net appreciation (depreciation)
    in fair value of investments         131,703          -

  Contributions:
    Employees                             75,610          -
    Employers                             32,577          -
                                         108,187          -

        Total additions, net             302,086        820,039

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                      52,688        398,591
  Purchase fees                            -              -
        Total deductions                  52,688        398,591

Net increase (decrease) prior to
  interfund transfers                    249,398        421,448
Interfund transfers                      814,035     (1,030,960)
  Net increase (decrease)              1,063,433       (609,512)

Net assets available for benefits:
  Beginning of year                      589,333      9,548,801

  End of year                       $  1,652,766   $  8,939,289

   The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION

                                DECEMBER 31, 1996
                                  (Page 1 of 5)

                                                        FUND INFORMATION
                                                  Commonwealth      Vanguard
                                                  Energy System       Prime
                                                  Common Share     Money Market
                                         Total        Fund             Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $  5,113,157   $  5,113,157    $     -
    Registered investment
        company shares                11,654,177          -          1,408,836
  Interest on participant loans          675,349          -              -
                                      17,442,683      5,113,157      1,408,836

  Net appreciation (depreciation)
    in fair value of investments      17,828,551      3,951,273          -

  Contributions:
    Employees                          8,294,889      1,975,041        761,184
    Employers                          4,053,049      1,039,431        442,636
                                      12,347,938      3,014,472      1,203,820

        Total additions, net          47,619,172     12,078,902      2,612,656

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                  15,766,572      3,979,714      4,672,998
  Purchase fees                            9,498          -              -
        Total deductions              15,776,070      3,979,714      4,672,998

Net increase (decrease) prior to
  interfund transfers                 31,843,102      8,099,188     (2,060,342)
Interfund transfers                        -         (8,751,780)     3,267,792
  Net increase (decrease)             31,843,102       (652,592)     1,207,450

Net assets available for benefits:
  Beginning of year                  228,687,111     75,739,221     27,364,374

  End of year                       $260,530,213   $ 75,086,629    $28,571,824

   The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1996
                                  (Page 2 of 5)

                                                FUND INFORMATION
                                                    Vanguard
                                      Vanguard      Short-Term       Vanguard
                                     Windsor II      Corporate      Wellington
                                        Fund           Fund             Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -         $     -
    Registered investment
        company shares                 6,056,337        346,159       2,893,328
  Interest on participant loans            -              -               -
                                       6,056,337        346,159       2,893,328

  Net appreciation (depreciation)
    in fair value of investments      10,665,917        (92,444)      2,215,457

  Contributions:
    Employees                          2,678,605        228,352       1,688,196
    Employers                          1,247,197        116,897         783,045
                                       3,925,802        345,249       2,471,241

        Total additions, net          20,648,056        598,964       7,580,026

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                   3,941,035        277,681       1,872,076
  Purchase fees                            -              -               -
        Total deductions               3,941,035        277,681       1,872,076

Net increase (decrease) prior to
  interfund transfers                 16,707,021        321,283       5,707,950
Interfund transfers                      701,540       (469,744)        172,531
  Net increase (decrease)             17,408,561       (148,461)      5,880,481

Net assets available for benefits:
  Beginning of year                   68,757,787      5,879,403      31,218,496

  End of year                       $ 86,166,348   $  5,730,942     $37,098,977

   The accompanying notes are an integral part of these financial statements.

<PAGE 27>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1996
                                  (Page 3 of 5)

                                                FUND INFORMATION
                                                     Vanguard
                                       Vanguard      Extended
                                     International    Market        Vanguard
                                        Growth         Index        Explorer
                                         Fund          Fund            Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
        company shares                   396,605        369,401        116,347
  Interest on participant loans            -              -              -
                                         396,605        369,401        116,347

  Net appreciation (depreciation)
    in fair value of investments         787,700        345,278        (57,811)

  Contributions:
    Employees                            569,446        277,279         85,954
    Employers                            255,699        119,339         36,125
                                         825,145        396,618        122,079

        Total additions, net           2,009,450      1,111,297        180,615

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                     289,952        363,550         77,579
  Purchase fees                            -              9,498          -
        Total deductions                 289,952        373,048         77,579

Net increase (decrease) prior to
  interfund transfers                  1,719,498        738,249        103,036
Interfund transfers                      225,557        435,349      2,211,750
  Net increase (decrease)              1,945,055      1,173,598      2,314,786

Net assets available for benefits:
  Beginning of year                    7,309,473      3,860,719          -

  End of year                       $  9,254,528   $  5,034,317    $ 2,314,786

   The accompanying notes are an integral part of these financial statements.

<PAGE 28>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION

                                DECEMBER 31, 1996
                                  (Page 4 of 5)

                                                FUND INFORMATION
                                           Vanguard LifeStrategy Funds-
                                                     Conservative   Moderate
                                        Income          Growth       Growth
                                         Fund            Fund         Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -        $     -
    Registered investment
        company shares                    10,885          8,159         26,245
  Interest on participant loans            -              -              -
                                          10,885          8,159         26,245

  Net appreciation (depreciation)
    in fair value of investments          (3,056)           767         (3,545)

  Contributions:
    Employees                                800          1,867          7,950
    Employers                                333            645          3,681
                                           1,133          2,512         11,631

        Total additions, net               8,962         11,438         34,331

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                       -              -              -
  Purchase fees                            -              -              -
        Total deductions                   -              -              -

Net increase (decrease) prior to
  interfund transfers                      8,962         11,438         34,331
Interfund transfers                      255,892        168,289        654,816
  Net increase (decrease)                264,854        179,727        689,147

Net assets available for benefits:
  Beginning of year                        -              -              -

  End of year                       $    264,854   $    179,727    $   689,147

   The accompanying notes are an integral part of these financial statements.

<PAGE 29>

                             EMPLOYEES SAVINGS PLAN

                          OF COMMONWEALTH ENERGY SYSTEM

                            AND SUBSIDIARY COMPANIES

           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
                              WITH FUND INFORMATION
                                DECEMBER 31, 1996
                                  (Page 5 of 5)

                                           FUND INFORMATION
                                       Vanguard
                                     LifeStrategy
                                        Funds-
                                        Growth          Loan
                                         Fund           Fund
Assets
Additions to net assets
  attributed to:
  Investment income
  Dividends -
    Common Shares of
        Commonwealth Energy System  $      -       $      -
    Registered investment
        company shares                    21,875          -
  Interest on participant loans            -            675,349
                                          21,875        675,349

  Net appreciation (depreciation)
    in fair value of investments          19,015          -

  Contributions:
    Employees                             20,215          -
    Employers                              8,021          -
                                          28,236          -

        Total additions, net              69,126        675,349

Deductions from net assets
  attributed to:
  Benefits paid to participants
    or beneficiaries                          79        291,908
  Purchase fees                            -              -
        Total deductions                      79        291,908

Net increase (decrease) prior to
  interfund transfers                     69,047        383,441
Interfund transfers                      520,286        607,722
  Net increase (decrease)                589,333        991,163

Net assets available for benefits:
  Beginning of year                        -          8,557,638

  End of year                       $    589,333   $  9,548,801

   The accompanying notes are an integral part of these financial statements.

<PAGE 30>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

(1) General Information

    The Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies (the Plan) was originally created in 1962 by Commonwealth Energy System (COM/Energy) and its subsidiary companies to assist employees in adopting a regular savings program and to help employees by providing addi-tional security for their retirement. The Plan has been amended or restated from time to time thereafter. The latest Plan amendments became effective January 1, 1998 and relate to changes in eligibility requirements and allow-ance of rollovers from other qualified plans or Individual Retirement Accounts to the Plan.

    Vanguard Fiduciary Trust Company of Valley Forge, Pennsylvania, has acted as Trustee for the Plan (Plan Trustee) since January 1, 1989. The Trustee retains the Plan assets and provides records of Plan activity to a Plan Agent designated by a three-member Savings Plan Board (the Board) that is appointed by the Trustees of COM/Energy and by the directors of its subsidiary compa-nies. The Board is responsible (except for the duties specifically vested in the Plan Trustee) for the administration of the Plan.

    The term "Participant" as used in this report shall be deemed to include Members, Inactive Members or Former Members, all as defined in the Plan.

    The Employers participating in the Plan consist of certain, wholly-owned subsidiary companies of COM/Energy, as follows: Cambridge Electric Light Company, Canal Electric Company, Commonwealth Gas Company, COM/Energy Services Company, Commonwealth Electric Company, Advanced Energy Systems, Inc. (effec-tive December 1996), COM/Energy Marketing, Inc. (effective May 1997) and COM/Energy Technologies, Inc. (effective September 1997) (Employers).

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The regulatory approval process is expected to be completed during the second half of 1999. Upon completion of the merger, each Common Share of COM/Energy held by the Plan in the Commonwealth Energy System Common Share Fund will be converted into 1.05 shares of NSTAR or $44.10 in cash (subject to certain restrictions) based on elections to be made by Participants.

    On December 30, 1998, COM/Energy sold substantially all of its electric generating facilities to affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia (Buyer). As a result of this sale, approximately 150 Plan Participants transferred employment to the Buyer. The Buyer has advised the Board that it will not accept a trustee-to-trustee transfer (within the meaning of Section 414(1) of the Internal Revenue Code (IRC)) of all assets from the Plan attributable to these Participants,

<PAGE 31>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

and thus, COM/Energy continues to maintain the accounts of these Participants. The Plan intends to file with the Internal Revenue Service (IRS) in 1999 for a private letter ruling on whether the Plan may distribute to these Participants amounts attributable to their elective contributions as a result of the sale without adversely affecting the qualified status of the Plan's cash or deferred arrangement under Section 401(k) of the IRC and of the Plan under section 401(a) of the IRC.

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

(2) Significant Accounting Policies

    (a) Principles of Accounting

    The financial statements of the Plan are prepared under the accrual method of accounting. Shares in Funds of the Plan Trustee are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. The Commonwealth Energy System Common Share Fund is valued at its year-end closing market price and may include uninvested cash. Participant loans are valued at cost which approximates fair value. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

    (b) Federal Income Taxes

    The Plan is subject to certain provisions of the IRC and qualifies under
Section 401(a) and 401(k) of the IRC. The IRS has issued a favorable determi-nation letter, applicable to Plan years beginning after January 1, 1993 and for amendments adopted on January 15, 1993, which indicates that the Plan was designed in accordance with applicable IRC requirements. The Board believes that the Plan, as amended, is currently designed and operated in accordance with applicable IRC requirements. As a result, the Plan has not provided for Federal income taxes. Generally, Participants are not subject to taxes on contributions or the earned income until such time as distributions are made.

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

    (d) Net Appreciation (Depreciation) in Fair Value of Investments

    The net appreciation (depreciation) in fair value of investments as provided for in the accompanying Statements of Changes in Net Assets Available For Benefits, With Fund Information consists of the following:

    Realized Gain (Loss) on Investments Sold or Distributed  Realized gain
(loss) is the difference between the selling price of a Fund investment and the average cost of that Fund investment. The average is based on revalued and not historical cost. Under this method, the cost of a security is equal to its market value at the beginning of the Plan year or its acquisition cost if acquired during the Plan year.

    Unrealized Appreciation (Depreciation) of Investments The Plan provides that the market value of each Fund shall be determined by the Plan Trustee on the last day of each month. Unrealized appreciation (depreciation) is the difference between the market value of a Fund investment at the beginning of the Plan year or its acquisition cost if acquired during the Plan year.

    A summary of realized gains (losses) on investments sold or distributed and the change in unrealized appreciation (depreciation) for the years ended December 31, 1998, 1997 and 1996 is set forth below:
                                                      Unrealized
                                       Realized      Appreciation
         Investment Funds            Gain (Loss)    (Depreciation)    Total

                                      1998

Commonwealth Energy System
   Common Share Fund                    $  670,595    $18,555,325  $19,225,920
Vanguard Windsor II Fund                 1,314,973      4,132,214    5,447,187
Vanguard Short-Term Corporate Fund           4,523         10,606       15,129
Vanguard Wellington Fund                   343,349       (409,505)     (66,156)
Vanguard International Growth Fund         207,044      1,159,563    1,366,607
Vanguard Extended Market Index Fund        (58,103)       (13,623)     (71,726)
Vanguard Explorer Fund                      24,239         82,044      106,283
Vanguard LifeStrategy Income Fund           (8,099)        32,577       24,478
Vanguard LifeStrategy Conservative
   Growth Fund                               4,695         64,785       69,480
Vanguard LifeStrategy Moderate
   Growth Fund                              29,409        219,911      249,320
Vanguard LifeStrategy Growth Fund           33,283        282,212      315,495
                                        $2,565,908    $24,116,109  $26,682,017

<PAGE 33>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

                                                      Unrealized
                                       Realized      Appreciation
         Investment Funds            Gain (Loss)    (Depreciation)    Total

                                      1997

Commonwealth Energy System
   Common Share Fund                    $1,021,874    $25,940,130  $26,962,004
Vanguard Windsor II Fund                 2,555,813     14,883,128   17,438,941
Vanguard Short-Term Corporate Fund             182         30,572       30,754
Vanguard Wellington Fund                   796,997      3,819,875    4,616,872
Vanguard International Growth Fund         148,803       (245,149)     (96,346)
Vanguard Extended Market Index Fund        103,366        736,506      839,872
Vanguard Explorer Fund                      62,805        (22,448)      40,357
Vanguard LifeStrategy Income Fund            4,249         21,083       25,332
Vanguard LifeStrategy Conservative
   Growth Fund                               5,349         42,587       47,936
Vanguard LifeStrategy Moderate
   Growth Fund                              25,112        126,245      151,357
Vanguard LifeStrategy Growth Fund           15,555        116,148      131,703
                                        $4,740,105    $45,448,677  $50,188,782

                                      1996

Commonwealth Energy System
   Common Share Fund                    $  675,475    $ 3,275,798  $ 3,951,273
Vanguard Windsor II Fund                   892,747      9,773,170   10,665,917
Vanguard Short-Term Corporate Fund         (26,387)       (66,057)     (92,444)
Vanguard Wellington Fund                   212,439      2,003,018    2,215,457
Vanguard International Growth Fund         158,799        628,901      787,700
Vanguard Extended Market Index Fund         61,829        283,449      345,278
Vanguard Explorer Fund                     (10,001)       (47,810)     (57,811)
Vanguard LifeStrategy Income Fund             (396)        (2,660)      (3,056)
Vanguard LifeStrategy Conservative
   Growth Fund                                 594            173          767
Vanguard LifeStrategy Moderate
   Growth Fund                               -             (3,545)      (3,545)
Vanguard LifeStrategy Growth Fund            1,605         17,410       19,015
                                        $1,966,704    $15,861,847  $17,828,551

    (e) Income Recognition

    Income of the Commonwealth Energy System Common Share Fund consists primarily of dividends on its Common Shares. The allocation of each Fund's earnings to a Participant's account is based on the percentage of the Partici-pant's units in the Funds and is allocated daily. Purchases and sales of investments are recorded on a trade-date basis. Interest income is accrued when earned. Dividend income is recorded on the ex-dividend date. Capital gain distributions are included in dividend income.

<PAGE 34>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

(3) Participating Companies and Contributions

    Generally, the Plan permits Participants to make contributions of at least one percent (1%) but not more than sixteen (16%) of their compensation as defined in the Plan. Effective January 1, 1998, the maximum amount a Partici-pant may defer annually was increased to $10,000 from $9,500 previously. This amount is increased from time to time by the Secretary of the Treasury in accordance with the cost of living adjustment factor prescribed in Section 402(g)(1) of the IRC. Compensation is defined to be an employee's authorized basic salary (including any "lump sum payment" under the authorized basic compensation pay program), except that in the case of sales personnel compen-sated in whole or in part by commissions, compensation shall be considered to equal ninety percent (90%) of the average compensation earned by such employee in the preceding four calendar quarters but not less than each employee's authorized basic compensation. Salary deferral contributions by employees are made to the Plan by payroll deduction. The Employer contributes an additional amount equal to each employee's contribution, up to a maximum of four percent (4%) of each employee's basic compensation rate, as previously defined, and up to five percent (5%) for those employees no longer eligible for postretirement health benefits.

    Effective January 1, 1998, any employee, except an employee who is classified as a "temporary employee," who was not a Member of the Plan as of December 31, 1997, is eligible to participate in the Plan on January 1, 1998. A regular employee who is hired after December 31, 1997 will become eligible to participate in the Plan on the first day of the second month following his or her initial date of employment. The employer matching contribution will not begin until the first day of the month that follows the employee's completion of one full year of eligibility service (completion of one-thousand (1,000) hours of service in a twelve-month period). Previously, employees were eligible to join the Plan upon completion of their eligibility service.
A Participant is fully vested in and has a nonforfeitable right to the value of his or her Member, Pay Deferral and Company Accounts at all times.

    Any eligible employee may change his or her contribution percentage as of the first day of any month by contacting Vanguard Participant Services by the fifteenth day of the preceding month.

    Effective January 1, 1998, an employee may file a written request with the Board for approval of a rollover cash contribution from another qualified plan or Individual Retirement Account to the Plan, as further discussed in "Invest-ment Funds Accounts" below.

<PAGE 35>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

    The participating COM/Energy companies' Employer and Employee contribu-tions (including $186,695 of employee-related rollovers in 1998 from other qualified plans or distributions from conduit Individual Retirement Accounts) for the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                              Employee Contributions
                                           1998          1997         1996

    Cambridge Electric Light Company   $  721,894    $  654,877   $  658,553
    Canal Electric Company                661,110       661,950      684,476
    Commonwealth Electric Company       3,357,604     3,693,090    3,814,155
    Commonwealth Gas Company            2,709,731     2,682,350    2,134,806
    COM/Energy Services Company           681,707       998,047    1,002,899
    Advanced Energy Systems, Inc.          28,797        19,209        -
    COM/Energy Technologies, Inc.          79,717         -            -
    COM/Energy Marketing, Inc.             85,892        17,990        -
                                       $8,326,452    $8,727,513   $8,294,889


                                              Employer Contributions
                                           1998          1997         1996

    Cambridge Electric Light Company   $  293,779    $  302,097   $  310,388
    Canal Electric Company                243,993       256,419      260,990
    Commonwealth Electric Company       1,435,294     1,672,192    1,788,366
    Commonwealth Gas Company            1,312,318     1,366,255    1,108,006
    COM/Energy Services Company           334,396       558,343      585,299
    Advanced Energy Systems, Inc.          11,009         6,784        -
    COM/Energy Technologies, Inc.          19,958         -            -
    COM/Energy Marketing, Inc.             37,078        10,349        -
                                       $3,687,825    $4,172,439   $4,053,049

    Participation by employees is voluntary and may begin as of the first day of any month by notifying the respective employer in writing on or before the fifteenth day of the preceding month coincident with or next following eligibility. Of the 1,694 individuals eligible to participate at December 31, 1998, 1,634 (96.5%) Participants were active and fully vested in the Plan.

(4) Investments

    (a) Description of Investment Funds

    Effective October 27, 1998, several Vanguard fund names were simplified or clarified and were not the result of changes in fund management, in fund policies or objectives, in the Plan, or in the investment options under the Plan. The following is a description of the twelve Investment Funds in which a Participant may allocate his or her contributions and matching Employer contributions:

    Commonwealth Energy System Common Share Fund - Consists of Common Shares of Beneficial Interest of Commonwealth Energy System purchased on the open market with employee and Employer contributions, dividends and interest

<PAGE 36>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

income. The Trustee, at its discretion, will determine the manner in which such shares may be acquired. The Fund provides the possibility of long-term growth through increases in the market value of the Common Shares and the reinvestment of dividends and interest. Participants may not allocate more than fifty percent (50%) of their contributions to this Fund.

    Vanguard Prime Money Market Fund - (formerly, "Vanguard Money Market Reserves-Prime Portfolio") A mutual fund that seeks the highest level of income consistent with maintaining a stable share price of $1. Value is added primarily by emphasizing specific issues and sectors of the money market that appear to be attractively priced based upon historical yield spread relation-ships. The fund invests in short-term, high-quality money market instruments issued by financial institutions, nonfinancial corporations, the U.S. govern-ment and federal agencies. Its holdings may include certificates of deposit, bank-guaranteed securities, corporate notes, other money market instruments, U.S. Treasury and government agency securities and repurchase agreements on such securities. The average maturity of the fund's holdings will be 90 days or less.

    Vanguard Windsor II Fund - A mutual fund that seeks long-term growth of capital and income from dividends. As a secondary objective, the fund seeks a reasonable level of current income. The fund invests in a diversified group of out-of-favor stocks of large capitalization companies. The stocks that comprise the fund sell at prices below the overall market average compared to their dividend income and future return potential.

    Vanguard Short-Term Corporate Fund - (formerly, "Vanguard Fixed Income Securities Fund-Short-Term Corporate Portfolio") A mutual fund that seeks income while maintaining a high degree of stability of principal. The fund invests in short-term bonds, including investment-grade corporate and U.S. Treasury securities. It maintains an average maturity of two to three years to reduce the risk of share-price fluctuations in response to changing interest rates.

    Vanguard Wellington Fund - A mutual fund that seeks income and long-term growth of capital without undue risk to capital. The fund's assets are divided between common stocks and bonds, with an average of 65% of assets in stocks and 35% in bonds. The fund invests in dividend-paying large- and mid-capitalization stocks of well-established companies whose prospects are improving, but whose values have yet to be recognized in the marketplace. The objective is to identify these companies before their values are recognized in the marketplace.

    Vanguard International Growth Fund - (formerly, "Vanguard Internation-al Growth Portfolio") A mutual fund that seeks long-term growth of capital by investing in stocks of high-quality companies based outside the United States. The fund invests 60% to 70% of its assets in companies with sustainable competitive advantages and strong prospects for long-term growth. To supple-ment these core holdings and boost its allocations to particularly attractive markets, the fund also invests in large stocks in those markets that are expected to have particularly strong near-term returns.

<PAGE 37>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

    Vanguard Extended Market Index Fund - (formerly, "Vanguard Index Trust - Extended Market Portfolio") A mutual fund that seeks long-term growth of capital that attempts to match the performance of the Wilshire 4500 Equity Index, an unmanaged index consisting primarily of mid- and small-capitaliza-tion companies. The fund invests in a large sample of stocks that matches certain characteristics of the index such as industry weightings, market capitalization and dividend yield. Fund transaction costs, consisting of bid/ask spreads, commissions and market impact, are not reflected in the performance of market indexes. To minimize tracking errors and to allocate these costs equitably, the fund assesses a 0.25% transaction fee on shares purchased.

    Vanguard Explorer Fund - A mutual fund that seeks long-term growth of capital by investing in a diversified group of small-company stocks with prospects for above-average growth.

    Vanguard LifeStrategy Funds - Consists of four funds that attempt to maximize total investment return (i.e. capital growth and income), subject to different investment guidelines and asset allocation policies. These Funds invest in other Vanguard mutual funds, representing different combinations of stocks, bonds and cash reserves, and reflecting varying degrees of investment risk and reward. The four funds are:
    The Income Fund seeks a high level of income.
    The Conservative Growth Fund seeks a high level of income and moderate long-term growth of capital and income.
    The Moderate Growth Fund seeks to provide a reasonable level of income and long-term growth of capital and income.
    The Growth Fund seeks to provide long-term growth of capital and income.

    (b)  Investment Funds Accounts

    The Board maintains for each Participant in the Plan, under each Fund in which all or part of his or her contributions and the applicable Employer contributions are invested, a separate Member Account that includes a Pay Deferral Account for current pre-tax contributions. In addition, the Member Account may include previous after-tax contributions. The Board also main-tains a separate Company Account (for each Participant) that includes Employer contributions made on behalf of Participants. These Accounts reflect the portion of each Participant's interest in the Fund that is attributable to the contributions to such Accounts.

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

<PAGE 38>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

    The Plan Trustee may, at its discretion, temporarily invest funds desig-nated for a particular Fund in short-term interest-bearing securities or may retain certain amounts of cash in each Fund without interest being credited thereon, for the purpose of more effectively timing the purchase of invest-ments or liquidity needs for the several Funds. All contributions are transmitted weekly to the Plan Trustee.

    A Participant's choice of contribution allocation to eligible Funds will continue until changed by such Participant. Investment designations may be changed daily by contacting a Vanguard Participant Services representative.

    All interest, dividends, and other income, as well as any cash from the sale or exchange of securities or other property produced by each of the Funds will be reinvested in the same Fund that produced such interest, dividends and other income.

(5) Party in Interest

    COM/Energy is a "party in interest" as that term is defined in Section
3.14 of ERISA.

    Certain transactions involving the acquisition and distribution of securities are made at the direction of Participants in the Plan who elect to participate in the Commonwealth Energy System Common Share Fund as one of their investment options. These transactions are reflected in the accompany-ing financial statements at market value and are net of brokerage commissions relating to the acquisition of these securities.

    During the years ended December 31, 1998, 1997 and 1996, the Plan Trustee purchased Common Shares of Commonwealth Energy System, made distributions of Common Shares to Participants and sold Common Shares to accommodate cash distributions as follows:

                       Commonwealth Energy System Common Share Fund
                   Shares                       Shares Sold / Distributed
                 Purchased        Cost         Shares      Aggregate Value

     1998         179,601      $6,570,462      209,450         $3,187,551
     1997         198,067       4,667,158      721,145         10,862,830
     1996         258,747       9,134,782      453,158          8,876,352

     The Plan Trustee also represents a party in interest to the Plan due to the Plan's investments in Funds of the Plan Trustee.

(6)  Loans to Plan Participants

     Participants may request a loan from the Plan for a minimum amount of $1,000. The amount of the loan shall not exceed the lesser of $50,000 or fifty percent (50%) of the balance of the Participant's total value in the various Funds of the Plan. The interest rate on a loan is based on the prime rate at BankBoston, N.A. on the first day of the quarter preceding the loan request plus one percent. Participants may choose a repayment period of one

<PAGE 39>

                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

to five years. For the years 1998, 1997 and 1996, the interest rates ranged from 8.75% to 9.50%.

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

(8)  Amendment and Termination

     COM/Energy expects the Plan to be permanent, but since future conditions affecting the Plan cannot be anticipated or foreseen, COM/Energy reserves the right by action of the Board of Trustees of COM/Energy and Boards of Directors of the Participating Companies to terminate or amend the Plan in whole or in part at any time and from time to time. In addition, by action only of the Board's officers, each of the Participating Companies may make any modifica-tions or amendments to the Plan that are necessary or appropriate to maintain the Plan as a plan meeting the requirements of Section 401 of the IRC, or any other applicable provisions of the IRC as now in effect, or hereafter amended, or the provisions of ERISA and the regulations or rulings issued thereunder. Notwithstanding the foregoing, it shall be impossible for any part of the Trust Fund, after the payment of expenses, to be used for or diverted to any purpose other than for the exclusive benefit of the Participants or their beneficiaries, either by amendment, operation or termination of the Plan, or by other means. COM/Energy does not expect to terminate the Plan. However, as discussed in Note 1, COM/Energy expects to merge with BEC Energy during the second half of 1999 and this event could have an impact on the Plan.

     Upon termination of the Plan or upon permanent discontinuance of contri-butions under the Plan, the interest of each person having an interest in the Trust Fund shall be determined as of that date. The interest of each such person in the Trust Fund shall be set aside by the Plan Trustee for the special account of such Participant or his or her beneficiary. Thereafter, after payments of expenses, distribution shall be made in accordance with the provisions of the Plan.

<PAGE 40>

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

                                DECEMBER 31, 1998

                                                                  Market Value
Name of Issuer and                    Number of                    at End of
 Title of Issue                    Shares or Units      Cost         Period

Commonwealth Energy System
     Common Share Fund:

   Common Shares of
     Beneficial Interest -
     Commonwealth Energy System*        2,635,566   $ 44,103,918  $106,740,442

   Temporary Investments -
   Vanguard Prime Money Market Fund*      549,978        549,978       549,978
                                                      44,653,896   107,290,420

Vanguard Funds*:

   Prime Money Market Fund             24,473,796     24,473,796    24,473,796
   Windsor II Fund                      4,016,622     85,295,607   119,896,169
   Short-Term Corporate Fund              476,518      5,138,293     5,165,460
   Wellington Fund                      1,670,943     41,742,494    49,042,170
   International Growth Fund              556,581      8,856,032    10,447,020
   Extended Market Index Fund             212,306      5,613,395     6,500,818
   Explorer Fund                           45,617      2,528,465     2,586,920
   LifeStrategy Income Fund                53,544        659,290       707,856
   LifeStrategy Conservative
     Growth Fund                           57,749        748,043       849,482
   LifeStrategy Moderate
     Growth Fund                          138,524      2,029,074     2,335,510
   LifeStrategy Growth Fund               130,778      2,080,152     2,457,324
     Total Vanguard Funds                            179,164,641   224,462,525

     Total Investments                              $223,818,537  $331,752,945

Loans to Participants (rates of 8.75% - 9.50%)      $  8,390,564  $  8,390,564

   * Represent parties in interest to the Plan






          The accompanying notes are an integral part of this schedule.

<PAGE 41>

Schedule II

                                                    Employer Identification
                                                       Number: 04-1662010
                                                    Plan Number: 091187


                             EMPLOYEES SAVINGS PLAN
             OF COMMONWEALTH ENERGY SYSTEM AND SUBSIDIARY COMPANIES

                ITEM 27D: SCHEDULE OF REPORTABLE TRANSACTIONS (a)

                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                                              Purchase
PURCHASES                                                       Price

Vanguard Prime Money Market Fund (b)                        $21,748,519

Vanguard Windsor II Fund (b)                                 28,977,676

Vanguard Wellington Fund (b)                                 12,896,873

Commonwealth Energy System
   Common Share Fund (b)                                     15,841,051


                                       Selling      Historical     Historical
SALES                                   Price          Cost           Gain

Vanguard Prime Money Market Fund (b)  $23,084,177   $23,084,177    $    -

Vanguard Windsor II Fund (b)           24,862,870    19,034,451     5,828,419

Vanguard Wellington Fund (b)            8,886,380     7,167,289     1,719,091

Commonwealth Energy System
   Common Share Fund (b)               16,135,264     9,791,744     6,343,520


(a) Fund investments with transactions or a series of transactions in excess of five percent (5%) of the current value of the Plan's assets as of the beginning of the Plan year.

(b)  Represent parties in interest to the Plan









          The accompanying notes are an integral part of this schedule.