Form 10-K405/A
period 1998-12-31
COMMONWEALTH ENERGY SYSTEM
filed 1999-05-12
CIK 71304

<PAGE 1>

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549-1004

                                   Form 10-K/A
                                 Amendment No. 2

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

<PAGE 3>

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

<PAGE 4>

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

<PAGE 5>

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

    Commonwealth Electric has an 11% contract entitlement in the output of the Pilgrim nuclear power plant, which is expected to be sold by Boston Edison Company (Boston Edison) in 1999 to Entergy Nuclear Generating Company (Entergy). In conjunction with this sale, Commonwealth Electric has reached an agreement with Boston Edison to buy out of this life-of-the-unit contract, terminating Commonwealth Electric's rights and obligations under the contract regarding the power output of the plant. Pursuant to the buy out agreement, Commonwealth Electric will pay between $100 million and $115 million to terminate this contract with Boston Edison, subject to adjustment at closing. The buy out is expected to be completed in the second quarter of 1999. In a transaction related to the sale of the Pilgrim plant, Commonwealth Electric will buy power generated by the Pilgrim plant from Entergy on a declining basis through 2004. Cambridge Electric has a 2.5% equity ownership in the Vermont Yankee nuclear power plant. Vermont Yankee has granted AmerGen Energy Co. an exclusive right to negotiate an agreement to buy the plant.

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

      ISO - New England, on behalf of its members entered into an Interconnection Agreement with Hydro-Quebec, a Canadian utility operating in the Province of Quebec. The agreement provided for construction of an interconnection (referred to as the Hydro-Quebec Project-Phase I and Phase II)

<PAGE 6>

                           COMMONWEALTH ENERGY SYSTEM

between the electrical systems of New England and Quebec. The parties also entered into an Energy Contract and an Energy Banking Agreement; the former which obligated Hydro-Quebec to offer ISO - New England participants up to 33 million MWH of surplus energy during an eleven-year term that began September 1, 1986 has since expired, and the latter provided for energy transfers between the two systems. ISO - New England also entered into Phase II agreements for an additional purchase from Hydro-Quebec of 7 million MWH per year for a twenty-five year period that began in late 1990.

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

<PAGE 7>

                           COMMONWEALTH ENERGY SYSTEM

Electric Fuel Supply

      (a) Oil and Natural Gas

      Of COM/Energy's total energy requirement for 1998, approximately 48% was generated using imported residual oil and approximately 30% was generated using natural gas.

      Effective March 15, 1998, Canal Electric executed a one-year contract with Coastal Refining and Marketing, Inc. (Coastal) for the purchase of 1% sulfur residual fuel oil. The contract provided for delivery of a set percentage of Canal Electric's fuel requirement, the balance (a maximum of 50%) to be met by spot purchases or by Coastal at the discretion of Canal Electric.

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

<PAGE 8>

                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 9>

                           COMMONWEALTH ENERGY SYSTEM

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

      COM/Energy had filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of COM/Energy's non-nuclear generation assets and the entitlements associated with its purchased power contracts through an auction process was an integral part of COM/Energy's restructuring plan and is consistent with the Act. While COM/Energy is encouraged with the treatment afforded transition costs (which, for COM/Energy, are primarily the result of above-market purchased power contracts with NUGs that have not yet been sold) by the legislation and the DTE, the mandated rate reduction has had a significant impact on cash flows of COM/Energy. However, the successful sale of the generating assets, as discussed below, will reduce the negative impact that the rate reductions will have on future cash flows.

      On May 27, 1998, COM/Energy selected affiliates of Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of its non-nuclear electric generating assets. As a result of construction-related adjustments at the closing on December 30, 1998, the final amount of proceeds from the sale was approximately $454 million. COM/Energy did not agree to retain any material liabilities related to pre-closing occurrences. Southern Energy has assumed all material future liabilities associated with the generating assets that were sold. These facilities represented 984 megawatts (MW) of electric capacity and had a book value of $74 million. The plants sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 MW) located in Sandwich, MA and owned by Canal Electric; the Kendall Station facility (67 MW) and the adjacent Kendall Jets (46 MW), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 MW) in Oak Bluffs and West

<PAGE 10>

                           COMMONWEALTH ENERGY SYSTEM

Tisbury on the island of Martha's Vineyard that are owned by Commonwealth Electric, and a 1.4 percent joint-ownership interest (8.9 MW) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth Electric.

      COM/Energy continues to evaluate bids related to its purchased power contracts with NUGs. COM/Energy is also evaluating the disposition of the Blackstone Station generating unit (15.3 MW) owned by Cambridge Electric and located in Cambridge, MA that is subject to a right of first offer held by Harvard University on any divestiture of the facility.

      On July 31, 1998, a divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the generating assets to Southern Energy and further proposed (subject to completion of the sale) that the current 10 percent rate reduction increase, effective January 1, 1999. On October 30, 1998, the DTE approved COM/Energy's sale of assets to Southern Energy. However, at that time, the DTE deferred ruling on the allocation of the net proceeds from the sale of Canal Units 1 and 2 between Cambridge Electric and Commonwealth Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. The FERC approved the sale on November 12, 1998.

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

<PAGE 11>

                           COMMONWEALTH ENERGY SYSTEM

      (b) Unbundled Rates

      As a result of electric industry restructuring, both Commonwealth Electric and Cambridge Electric have unbundled their rates, provided customers with a 10 percent rate reduction as of March 1, 1998 and have afforded custom-ers the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electricity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by COM/Energy include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as Cambridge Electric and Commonwealth Electric) until a competitive power supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competitive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. As of December 31, 1998, approximately 90% of retail customers received standard offer service and approximately 10% of retail customers received default service. No retail customers received electricity supply services from competitive power suppliers during 1998.

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

<PAGE 12>

                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 13>

                           COMMONWEALTH ENERGY SYSTEM

      (e) Wholesale Rate Proceedings

      The Town of Belmont Massachusetts Municipal Light Department (Belmont) is a municipally-owned utility that provides electric service to approximately 25,000 residential customers as well as commercial customers. Belmont purchases approximately 80 percent of its electric requirements from Cambridge Electric under a Net Requirements Power Supply Agreement (NRA). The balance of its electric requirements are currently purchased from the New York Power Authority (NYPA) and Boston Edison Company and transmitted to Belmont under a Transmission Services Agreement with Cambridge Electric. Belmont provides approximately 1% of consolidated electric revenue.

         Net Requirements Power Supply Agreement

      Cambridge Electric has provided electric service to Belmont for nearly a century. Historically, Belmont was a full-requirements customer of Cambridge Electric, purchasing a "bundled" power supply and transmission service. In 1985, however, when Belmont received an allocation of approximately two megawatts of low-cost "preference" power from NYPA, Cambridge Electric agreed to provide transmission service for Belmont's NYPA power under its firm transmission tariff, and to provide "bundled" power supply and transmission service for the remainder of Belmont's power needs under a "partial requirements" tariff.

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

      Subsequently, Cambridge Electric and Belmont entered into negotiations to settle certain outstanding issues. An amendment to the NRA has been signed by both parties and a joint offer of settlement (Joint Offer) was filed January 15, 1999. Material terms of the settlement include: (i) a new fixed

<PAGE 14>

                           COMMONWEALTH ENERGY SYSTEM

monthly Customer Charge and an Energy Charge that varies by calendar year to replace the existing rates and charges section of the NRA; (ii) resolution of a billing reconciliation issue under the NRA; (iii) satisfaction of the "hold harmless" commitment Cambridge Electric made to Belmont in the divestiture proceeding related to the sale of its generating assets; and (iv) a termination date of March 31, 2003. Cambridge Electric awaits FERC action on the Joint Offer.

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

      In the order on rehearing the FERC granted Cambridge Electric's rehearing request on the limited rate issue regarding the method for allocating operating and maintenance costs. The rehearing order resulted in Cambridge Electric being able to increase its transmission rate to Belmont.
In addition to Cambridge Electric receiving increased transmission revenues in the future, the decision substantially reduced Cambridge Electric's refund obligation to Belmont. The FERC's rehearing order denied all of Belmont's

<PAGE 15>

                           COMMONWEALTH ENERGY SYSTEM

rehearing requests including when Belmont has the ability to purchase rights-of-use from Cambridge Electric.

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

      The uncontested material terms of the TSA provide that Cambridge Electric will offer both firm and non-firm transmission service over a defined contract period on its system to Belmont. Cambridge Electric will charge Belmont a FERC-approved rate for these services. Belmont also has the option to purchase rights-of-use under the TSA. The charges for these rights-of-use will be determined through the application of a FERC-approved methodology. Belmont is also responsible for monthly operation and maintenance expenses with respect to these rights-of-use. Billing under the TSA will occur monthly. The initial term of the TSA is through March 31, 2007. Belmont may terminate within this initial term upon three-years' notice. The initial term may be extended for up to five years if Belmont exercises its right to purchase rights-of-use over Cambridge Electric's system on or after April 1, 2003. Upon three-years' notice either party shall have the right to terminate the TSA after expiration of the initial term.

      The only remaining contested provisions of the TSA are those provisions at issue in a pending appeal filed by Belmont on January 4, 1999 before the United States Court of Appeals for the D.C. Circuit and those at issue in a pending request for rehearing filed by Cambridge Electric before the FERC. Belmont's appeal to the Court of Appeals for the D.C. Circuit involves the FERC's ruling that Cambridge Electric has the right to terminate any rights-of-use purchased by Belmont on three-years' notice. The FERC held that Cambridge Electric has the right to terminate the TSA, and with it the rights-of-use, on three-years' notice, finding that any rights-of-use purchased by Belmont are not property rights of Belmont. This appeal has not yet reached the briefing stage. Cambridge Electric has requested rehearing by the FERC of its decision that certain operating and maintenance expenses associated with a particular plant may not be directly assigned to Belmont but instead must be allocated using a plant ratio methodology. Different assignment methodologies result in different rates charged to Belmont. The request for rehearing is currently pending.

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

      On July 31, 1998, Cambridge Electric filed a Settlement Agreement with FERC regarding the outstanding proceeding referred to in the Order. On September 31, 1998, following the filing of ISO - New England's revised OATT, Cambridge Electric and Commonwealth Electric filed revised OATTs for consistency with ISO - New England. On January 28, 1999. FERC approved the July 31, 1998 Settlement Agreement which applied to Cambridge Electric's July 9, 1996 OATT.

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

      On February 1, 1999, the DTE issued an order in the NOI with regard to capacity assignment and cost responsibility. The DTE found in favor of mandatory capacity assignment, where gas marketers would be required to accept the full cost and contractual obligations of the capacity that the gas companies had historically procured to serve their common customers. In

<PAGE 18>

                           COMMONWEALTH ENERGY SYSTEM

support of its decision, the DTE determined that the capacity market in Massachusetts was not yet workably competitive to allow it to remove tradi-tional regulatory controls that were designed to ensure the reliability of gas service to customers. The DTE further reaffirmed that the LDCs must continue with their obligation to plan for and procure sufficient upstream capacity. Finally, the DTE found that alternative approaches to mandatory capacity assignment would result in transition costs that would conflict with the well-established policy on cost allocation.

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

Competition

      COM/Energy continues to develop and implement strategies that deal with the restructured utility industry. The planned merger with BEC Energy, the sale of substantially all its non-nuclear generating assets and the purchase of MATEP are actions that are indicative of COM/Energy's commitment to seeking competitive advantages and other benefits by taking advantage of its strengths. For a more detailed discussion of the pending merger with BEC Energy, refer to the "Merger with BEC Energy" section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed

<PAGE 19>

                           COMMONWEALTH ENERGY SYSTEM

under Item 7 of this report. For additional information concerning the purchase of MATEP, refer to Note 3(e) of Notes to Consolidated Financial Statements filed under Item 8 of this report.

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

<PAGE 21>

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

<PAGE 22>

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

<PAGE 23>

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

<PAGE 24>

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

<PAGE 25>

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

Liquidity and Capital Resources

    Financial Condition

    COM/Energy's cash requirements are essentially met through the generation of cash flows from the sale of electricity, natural gas (including liquefied natural gas), steam and chilled water. Cash requirements for current opera-tions, construction programs, debt service and other capital requirements are maintained through internal generation and short-term borrowings made avail-able through COM/Energy's credit lines with banks which totaled $132 million at December 31, 1998. Interest rates on short-term borrowings generally are at an adjusted money market rate. (See Note 6(a) of Notes to Consolidated Financial Statements for additional information.) Long-term debt issues are used to permanently finance short-term debt when deemed appropriate by management.

    The Parent, through its Advanced Energy Systems, Inc. subsidiary (AES), purchased the MATEP total energy plant, that was formerly owned and operated by Harvard University and is located in the Longwood Medical Area of Boston, and related contracts, for $146.3 million on June 1, 1998. This acquisition was ultimately financed with a $40 million equity contribution from the Parent to AES (financed with a 2-year variable rate term note issued by the Parent) and $112.5 million in 23-year term notes at a rate of 6.924% with quarterly sinking fund payments scheduled to begin September 30, 2003 that escalate from $790,000 to $2.7 million at the end of the term. The 2-year term note will be repaid in two installments of $20 million each on July 1, 1999 and July 1, 2000. The variable interest rate averaged 5.673% for 1998. The 23-year term notes are secured by long-term contracts between MATEP and its customers.
This new venture increased revenues by approximately $34 million in 1998 and it is projected that annual revenues from this facility will average approxi-mately $60 million in the years 1999 through 2003.

<PAGE 26>

                           COMMONWEALTH ENERGY SYSTEM

    COM/Energy's 1998 net cash flow from operating activities ($81.9 million) exceeded funds required to support normal additions to property, plant and equipment. The improved cash flow position also reflects proceeds from the sale of COM/Energy's generating assets and real estate ($466.6 million). No gain was recorded on the sale of the generating assets on a consolidated basis as COM/Energy is obligated to reduce Cambridge Electric's and Commonwealth Electric's transition costs by the net proceeds of the sale.

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

<PAGE 27>

                           COMMONWEALTH ENERGY SYSTEM

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

<PAGE 28>

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

<PAGE 29>

                           COMMONWEALTH ENERGY SYSTEM

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

   COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of

<PAGE 30>

                           COMMONWEALTH ENERGY SYSTEM

these systems required remediation or replacement. COM/Energy is approxi-mately 86% complete in its efforts to resolve non-compliance with Year 2000 requirements related to these systems and anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

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

<PAGE 31>

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

<PAGE 32>

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

<PAGE 33>

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

Date:  May 12, 1999