Form 10-Q
period 1999-03-31
COMMONWEALTH ENERGY SYSTEM
filed 1999-05-17
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

                                                    Outstanding at
         Class of Common Stock                        May 1, 1999

      Common Shares of Beneficial
      Interest, $2 par value                       21,540,550 shares

<PAGE 2>

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)

                                                    March 31,    December 31,
                                                       1999          1998
                                                    (Unaudited)
PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                         $  967,294    $  963,181
  Gas                                                 392,792       391,069
  Other                                               118,509       118,717
                                                    1,478,595     1,472,967
  Less - Accumulated depreciation and
           amortization                               470,309       462,153
                                                    1,008,286     1,010,814
  Add - Construction work in progress
          and nuclear fuel in process                   9,181         8,510
                                                    1,017,467     1,019,324

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                          10,357        10,391
  Other investments                                     3,562         3,640
                                                       13,919        14,031

RESTRICTED CASH - LONG-TERM                           173,056       172,239

CURRENT ASSETS
  Cash and cash equivalents                            92,016        74,840
  Restricted cash                                      21,094        21,094
  Accounts receivable                                 145,038       122,064
  Unbilled revenues                                    15,970        21,211
  Inventories, at average cost                         20,457        32,924
  Prepaid property taxes                                3,371         8,112
  Other                                                 7,489         5,466
                                                      305,435       285,711
DEFERRED CHARGES
  Regulatory assets                                   217,611       210,628
  Other                                                47,986        51,933
                                                      265,597       262,561

                                                   $1,775,474    $1,753,866



                            See accompanying notes.

<PAGE 3>

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                     MARCH 31, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    March 31,   December 31,
                                                      1999          1998
                                                   (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,540,550 in 1999 and
        21,533,820 in 1998                        $   43,081     $   43,081
    Amounts paid in excess of par value              112,210        112,170
    Retained earnings                                306,645        294,341
                                                     461,936        449,592
  Redeemable preferred shares, less current
    sinking fund requirements                         11,350         11,380
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt      384,555        385,602
                                                     857,841        846,574

CAPITAL LEASE OBLIGATIONS                             10,795         10,982

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             7,825          2,000
    Maturing long-term debt                           38,500         49,000
                                                      46,325         51,000
  Other Current Liabilities -
    Current sinking fund requirements                  8,498          8,123
    Accounts payable                                  76,478        106,952
    Accrued taxes -
       Income                                         16,905          8,720
       Local property and other                        8,182         10,633
    Other                                             97,789         67,985
                                                     207,852        202,413
                                                     254,177        253,413
DEFERRED CREDITS
  Accumulated deferred income taxes                  119,556        117,026
  Regulatory liabilities                             379,183        370,829
  Purchased power contracts                           57,421         59,507
  Unamortized investment tax credits
     and other                                        96,501         95,535
                                                     652,661        642,897

COMMITMENTS AND CONTINGENCIES
                                                  $1,775,474     $1,753,866

                            See accompanying notes.

<PAGE 4>

                          COMMONWEALTH ENERGY SYSTEM

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

          (Dollars in thousands except per share amounts - unaudited)

                                            1999            1998
OPERATING REVENUES
  Electric                                $139,987        $155,804
  Gas                                      114,941         115,139
  Steam and other                           14,741           5,661
                                           269,669         276,604

OPERATING EXPENSES
  Fuel and purchased power                  79,317          86,608
  Cost of gas sold                          55,382          55,377
  Other operation and maintenance           65,177          58,490
  Depreciation                              13,806          16,179
  Taxes -
    Federal and state income                15,348          16,106
    Local property and other                 9,190           8,790
                                           238,220         241,550

OPERATING INCOME                            31,449          35,054

OTHER INCOME                                   609             695

INCOME BEFORE INTEREST CHARGES              32,058          35,749

INTEREST CHARGES
  Long-term debt                             8,578           8,517
  Other interest charges                     2,001           1,673
                                            10,579          10,190

NET INCOME                                  21,479          25,559
  Dividends on preferred shares                222             237
EARNINGS APPLICABLE
  TO COMMON SHARES                        $ 21,257        $ 25,322
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    21,540,550      21,532,463

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                           $ .99           $1.18
DIVIDENDS DECLARED PER
  COMMON SHARE                               $.415           $.405


                            See accompanying notes.

<PAGE 5>


                          COMMONWEALTH ENERGY SYSTEM

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                      (Dollars in thousands - unaudited)

                                                       1999          1998


OPERATING ACTIVITIES
  Net income                                        $ 21,479       $ 25,559
  Effects of noncash items -
    Depreciation and amortization                     16,745         18,719
    Deferred income taxes and investment
      tax credits, net                                 1,776           (341)
    Earnings from corporate joint ventures              (274)          (488)
  Dividends from corporate joint ventures                374            107
  Change in working capital, exclusive of cash
    and interim financing                              2,891         16,458
  Transition costs deferral                           (6,879)       (14,332)
  Power contract buy out                              (2,265)           -
  All other operating items                            1,799         (4,560)
Net cash provided by operating activities             35,646         41,122

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (inclusive of AFUDC) -
      Electric                                        (5,193)        (6,369)
      Gas                                             (1,839)        (2,875)
      Other                                             (178)        (1,923)
Net cash used for investing activities                (7,210)       (11,167)

FINANCING ACTIVITIES
  Payment of dividends                                (9,174)        (8,969)
  Reimbursement of transaction costs                   4,483            -
  Proceeds from (payment of) short-term borrowings     5,825        (19,150)
  Long-term debt issues refunded                     (10,000)            -
  Sinking funds payments                              (1,577)        (1,113)
Net cash used for financing activities               (10,443)       (29,232)
Net increase in cash, cash equivalents and
  restricted cash                                     17,993            723
Cash, cash equivalents and restricted
  cash at beginning of period                        268,173          4,299
Cash, cash equivalents and restricted
  cash at end of period                             $286,166       $  5,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (refunded) during the period:
    Interest (net of capitalized amounts)           $ 10,438       $ 10,509
    Income taxes                                    $ (1,332)      $  5,294

                            See accompanying notes.

<PAGE 6>

                          COMMONWEALTH ENERGY SYSTEM
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Commonwealth Energy System, the parent company, is referred to in this report as the "Parent" and, together with its subsidiaries, is collec-tively referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 with investments in four operating public utility companies located in central, eastern and southeastern Massachusetts. In addition, the Parent has interests in other utility and several non-regulated companies. In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately
    1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

        COM/Energy has 1,614 regular employees including 1,025 (64%) repre-sented by various collective bargaining units covered by separate con-tracts with expiration dates ranging from March 2001 through April 2003.

        In response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets in 1998 to focus on the transmission and distribution of energy and related services (see Note 2 (c)).

(2) Accounting Policies

    (a) Principles of Accounting

        COM/Energy's significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, COM/Energy follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

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

        The unaudited financial statements for the periods ended March 31, 1999 and 1998, reflect, in the opinion of the Parent, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period

<PAGE 7>

                          COMMONWEALTH ENERGY SYSTEM

    amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

        The results for interim periods are not necessarily indicative of results for the entire year because of seasonal variations in the consump-tion of energy and Commonwealth Gas' seasonal rate structure.

    (b) Regulatory Assets and Liabilities

        COM/Energy's operating utility companies are regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (DTE).

        Based on the current regulatory framework, COM/Energy accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulated subsidiaries of the Parent have established various regulatory assets in cases where the DTE and/or the FERC have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities estab-lished by COM/Energy are required to be refunded to customers over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts COM/Energy's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, COM/Energy believes that its regulatory assets, including those related to generation, are probable of future recovery.

        As a result of electric industry restructuring, COM/Energy's retail electric companies discontinued application of accounting principles applied to their investment in electric generation facilities effective March 1, 1998. COM/Energy will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Consolidated Condensed Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transi-tion charge.

<PAGE 8>

                          COMMONWEALTH ENERGY SYSTEM

        The principal regulatory assets included in deferred charges were as follows:

                                                       March 31,  December 31,
                                                         1999        1998
                                                      (Dollars in thousands)

      Transition costs                                 $ 56,725    $ 47,771
      Maine Yankee unrecovered plant and
         decommissioning costs                           30,005      30,646
      Fuel charge stabilization                          26,537      26,682
      Connecticut Yankee unrecovered plant and
         decommissioning costs                           24,291      25,185
      Postretirement benefits costs                      23,800      23,958
      Deferred income taxes                              15,737      15,737
      Power contract buy-out                             15,635      15,717
      FERC Order 636 transition costs                     6,206       5,968
      Environmental costs                                 5,344       5,079
      Yankee Atomic unrecovered plant and
         decommissioning costs                            3,125       3,676
      Seabrook related costs                              2,671       3,008
      Other                                               7,535       7,201
                                                       $217,611    $210,628

         The regulatory liabilities, reflected in the accompanying Consoli-dated Condensed Balance Sheets, were as follows:

                                                       March 31,  December 31,
                                                         1999        1998
                                                      (Dollars in thousands)
      Regulatory liability related
         to sale of generating assets                  $361,040    $354,226
      Deferred income taxes                              12,129      12,196
      Demand-side management deferral                     5,576       3,956
      Other                                                 438         451
                                                       $379,183    $370,829

         The regulatory liability related to the sale of generating assets was established pursuant to COM/Energy's divestiture filing that was approved by the DTE in which COM/Energy agreed to use the net proceeds from the sale of its non-nuclear generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring.

         COM/Energy's regulatory assets, including the costs associated with existing power contracts with three Yankee nuclear power plants that have shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over 11 years pursuant to the legislation discussed below.

         In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Parent's electric subsidiaries filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998,

<PAGE 9>

                          COMMONWEALTH ENERGY SYSTEM

    provides that the Parent's retail electric subsidiaries, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associ-ated liabilities related to the generation portion of the electric business.

    (c)  Divestiture of Generation Assets

         The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of these assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $69.1 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments, amounts to $361 million and will be used to reduce transition costs related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. COM/Energy has determined that this transaction was not a taxable event because it provided no economic benefit to COM/Energy.

         COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of Canal Electric Company's (Canal Electric) generation assets and a portion of the proceeds from the sale of Cambridge Electric Light Company's (Cambridge Electric) generating assets. These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric and Commonwealth Electric Company (Common-wealth Electric). The net proceeds have been classified as restricted cash on the accompanying Consolidated Condensed Balance Sheet.

<PAGE 10>

                          COMMONWEALTH ENERGY SYSTEM

(3) Commitments and Contingencies

    Capital Expenditures

         (a) Construction Program

         COM/Energy is engaged in a continuous construction program presently estimated at $327.9 million for the five-year period 1999 through 2003. Of that amount, $63.4 million is estimated for 1999. The program is subject to periodic review and revision.

         (b) Acquisition

         On June 1, 1998, Advanced Energy Systems, Inc. (AES), a wholly-owned subsidiary of the Parent, acquired for $146.3 million all of the issued and outstanding shares of capital stock of Harvard University's Medical Area Total Energy Plant, Inc. subsidiary (MATEP) and all rights under customer contracts owned by Harvard University. MATEP's principal asset is a cogeneration plant that provides heating, chilled water service and electricity to several hospitals, medical research centers and teaching institutions in the 200-acre Longwood Medical Area of Boston pursuant to the contracts that were assigned to AES. The purchase price was estab-lished through a sealed-bid auction process and the transaction was initially financed with a short-term bank loan of $150 million that was subsequently reduced with the proceeds from an equity contribution from the Parent to AES of approximately $40 million (financed with a 2-year variable rate term note issued by the Parent). A permanent financing was completed on August 26, 1998 that consisted of $112.5 million in 23-year term notes at a rate of 6.924% with quarterly sinking fund payments scheduled to begin on September 30, 2003 that escalate from $790,000 to $2.7 million at the end of the term. These notes are secured by long-term contracts between MATEP and its customers. The 2-year term note will be repaid in two installments of $20 million each on July 1, 1999 and July 1, 2000. The variable interest rate averaged 5.794% during the first quarter of 1999.

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

         Based on unaudited data, the following pro forma summary presents the consolidated results of operations for the three months ended March 31, 1998 as if the acquisition had occurred at the beginning of the year presented:

<PAGE 11>

                          COMMONWEALTH ENERGY SYSTEM

                              Three Months Ended
                                    March 31,
                                      1998
                (Dollars in thousands except per share amounts)

    Revenues                        $290,404

    Net Income
       Applicable to
       Common Shares                $ 24,875

    Basic and Diluted
       Earnings per
       Common Share                    $1.16

         The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been made at the beginning of the year presented, or of results that may occur in the future.

         (c) Pilgrim Power Contract

         Commonwealth Electric has an 11% (73.6 megawatts) contract entitle-ment in the output of the Pilgrim nuclear power plant, located in Plym-outh, MA, which is expected to be sold by Boston Edison Company (Boston Edison) in 1999 to Entergy Nuclear Generating Company (Entergy). In conjunction with this sale, Commonwealth Electric has reached an agreement with Boston Edison to buy out of this life-of-the-unit contract, termi-nating Commonwealth Electric's rights and obligations under the contract regarding the power output of the plant. Pursuant to the buy out agree-ment, Commonwealth Electric will pay between $100 million and $115 million to terminate this contract with Boston Edison, subject to adjustment at closing. On April 29, 1999, the Nuclear Regulatory Commission issued an order approving the transfer of the operating license for the plant from Boston Edison to Entergy. The buy out is expected to be completed in the second quarter of 1999. It is anticipated that the buy out will be paid for with funds currently held by affiliate Energy Investment Services, Inc. (see Note 2(c)). In a transaction related to the sale of the Pilgrim plant, Commonwealth Electric will buy power generated by the Pilgrim plant from Entergy on a declining basis through 2004.

<PAGE 12>


                          COMMONWEALTH ENERGY SYSTEM

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Merger with BEC Energy

         The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competi-tive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, the Parent and BEC will be merged into a new holding company to be known as NSTAR. Holders of Parent common shares will receive 1.05 shares of NSTAR common stock for each share held while BEC common shareholders will receive one share of NSTAR common stock for each share held. In addition, current Parent and BEC common shareholders have the right to receive cash rather than NSTAR common stock in the amount of $44.10 for each share held, up to an aggregate maximum of $300 million. At the close of the merger, Parent shareholders will own approximately 32% of NSTAR common stock and BEC shareholders will own approximately 68%. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

         The merger will create an energy delivery company serving approxi-mately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

         Shareholder votes on the merger will be held as part of each of the Parent's and BEC's annual shareholder meetings scheduled for June 24, 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

         Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, the Parent's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effec-tiveness of the merger, NSTAR's board of trustees will consist of the Parent's and BEC's current trustees.

<PAGE 13>

                          COMMONWEALTH ENERGY SYSTEM

         Financial Condition

         Capital resources of the Parent and its subsidiaries are derived principally from retained earnings. Supplemental interim funds are borrowed on a short-term basis and, when necessary, replaced with new equity and/or debt issues through permanent financing secured on an individual company basis. The Parent purchases 100% of all subsidiary common stock issues and provides, to the extent possible, a portion of the subsidiaries' short-term financing needs. These capital resources provide the funds required for the subsidiary companies' construction programs, current operations, debt service and other capital requirements.

         For the current three-month period, cash flows from operating activities amounted to approximately $35.6 million and reflect net income of $21.5 million and noncash items including depreciation of $13.8 million and amortization of $2.9 million. The change in working capital since December 31, 1998, exclusive of cash, restricted cash, cash equivalents and interim financing, amounted to $2.9 million and had a positive impact on cash flows from operating activities, reflecting a lower level of unbilled revenues ($5.2 million), inventories ($12.5 million) and prepaid taxes ($4.7 million) coupled with a higher level of other current liabili-ties ($30.2 million) and accrued taxes ($5.7 million). These factors were offset, in part, by a decline in accounts payable ($30.5 million) and a higher level of accounts receivable ($23 million) and other current assets ($2 million).

         Construction expenditures for the current three-month period were approximately $7.2 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures and the preferred and common dividend requirements of the Parent ($9.2 million) were funded entirely with internally-generated funds.

         On February 12, 1999, the holders of the Parent's Cumulative Pre-ferred Shares (Series A 4.80%, Series B 8.10% and Series C 7.75%) were notified that each series would be redeemed in full effective April 1, 1999. The redemption price of $102 for Series A and $101 for each of Series B and C, plus accrued dividends, was paid by the Parent on April 1, 1999.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Consolidated Condensed Statements of Income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

<PAGE 14>

                          COMMONWEALTH ENERGY SYSTEM

         A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Income for the three months ended March 31, 1999 and 1998 and unit sales for these periods are shown below:

                                                         Three Months
                                                        Ended March 31,
                                                         1999 and 1998
                                                      Increase (Decrease)
                                                    (Dollars in thousands)

Operating Revenues -
  Electric                                            $(15,817)   (10.2)%
  Gas                                                     (198)    (0.2)
  Steam and other                                        9,080    160.4
                                                        (6,935)    (2.5)
Operating Expenses -
  Fuel and purchased power                              (7,291)    (8.4)
  Cost of gas sold                                           5        -
  Other operation and maintenance                        6,687     11.4
  Depreciation                                          (2,373)   (14.7)
  Taxes -
    Local property and other                               400      4.6
    Federal and state income                              (758)    (4.7)
                                                        (3,330)    (1.4)

Operating Income                                        (3,605)   (10.3)

Other Income                                               (86)   (12.4)

Income Before Interest Charges                          (3,691)   (10.3)

Interest Charges                                           389      3.8

Net Income                                              (4,080)   (16.0)

Dividends on preferred shares                              (15)    (6.3)

Earnings Applicable to Common Shares                  $ (4,065)   (16.1)


Unit Sales -
  Electric - Megawatthours (MWH)
    Retail                                               51,072     4.3
    Wholesale                                          (684,175)  (60.0)
                                                       (633,103)  (27.3)

  Gas - Billions of British Thermal Units (BBTU)
    Firm                                                  1,840    12.7
    Interruptible and other                                 336    21.5
    Transportation                                          262    11.1
                                                          2,438    13.3

<PAGE 15>

                          COMMONWEALTH ENERGY SYSTEM

         The following is a summary of electric unit sales and gas throughput for the periods indicated:
                                                       Three Months Ended
                                                            March 31,
                                                       1999          1998
Electric Sales - MWH
  Residential                                          502,530      472,219
  Commercial                                           627,561      596,860
  Industrial                                            91,412      101,280
  Other                                                  6,616        6,688
       Total retail                                  1,228,119    1,177,047
  Wholesale to other systems                           456,152    1,140,327
       Total                                         1,684,271    2,317,374

Gas Sales - BBTU
  Residential                                           10,395        8,768
  Commercial                                             4,446        4,052
  Industrial                                               707          815
  Other                                                    750          823
       Total firm                                       16,298       14,458
  Off-system                                             1,383        1,037
  Interruptible                                            516          526
       Total                                            18,197       16,021
  Transportation                                         2,629        2,367
       Total throughput                                 20,826       18,388

  Electric Revenues, Fuel and Purchased Power Costs

        Operating revenues from regulated operations for the current quarter were $18.3 million lower than the corresponding period in 1998 primarily due to rate reductions resulting from electric industry restructuring legislation, and a net decrease in electricity purchased for resale, fuel and transmission charges of $7.3 million (8.4%). As a result of industry restructuring, COM/Energy has unbundled its rates and provided customers with a ten percent rate reduction as of March 1, 1998 that was subsequently increased to approximately 12% and 16% for Commonwealth Electric and Cambridge Electric, respectively, effective January 1, 1999 in conjunction with COM/Energy's restructuring plan as approved by the DTE. Operating revenues from two non-regulated subsidiaries increased by $2.5 million for the current quarter.

        This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electric-
  ity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by COM/Energy include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution

<PAGE 16>

                          COMMONWEALTH ENERGY SYSTEM

  company (such as Commonwealth Electric and Cambridge Electric) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competi-tive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 87.4% of retail customers receive standard offer service, 12.5% of retail customers receive default service and 0.1% of retail customers receive electricity supply services from competitive power suppliers. For further information on electric industry restructuring, refer to COM/Energy's 1998 Annual Report on Forms 10-K and 10-K/A.

        Total unit sales decreased in the current quarter despite a 4.3% increase in retail sales as wholesale sales decreased by 60%. This decrease was mainly attributable to the sale of Canal Units 1 and 2 in December 1998.

  Gas Revenues and Cost of Gas Sold

        Operating revenues from regulated operations increased by $1.7 million during the current quarter due primarily to a 13.3% increase in total throughput partially offset by a $4.9 million decrease in the cost of gas sold. Also during the current quarter, operating revenues from an unregulated subsidiary decreased by $1.9 million compared to the same period of 1998 due to the sale of that subsidiary's assets in February 1999.

        The increase in unit sales to firm customers (12.7%) reflects higher sales to all customer segments due to cooler weather conditions experienced during the first quarter of 1999 compared to the same period last year. Heating degree days for the quarter were 7.6% greater than the first quarter of 1998 but 7.2% less than normal. The fluctuation in interrupti-ble and other sales reflects the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

        For the current quarter, other operation and maintenance increased by $6.7 million (11.4%) and reflects costs associated with the MATEP facility that was acquired in June 1998 ($4 million), expenses incurred related to the pending merger with BEC Energy ($1.9 million), costs associated with the sale of the assets of an unregulated subsidiary ($1.8 million) and higher conservation and load management costs ($1.7 million). These increases were partially offset by a decline in insurance and employee benefits costs ($1.6 million).

        Depreciation decreased $2.4 million (14.7%) during the current quarter and reflects the aforementioned sale of COM/Energy's generating assets in December 1998 partially offset by depreciation related to the MATEP facility. Federal and state income taxes decreased $758,000 (4.7%) during the current quarter reflecting the level of pre-tax income.

<PAGE 17>

                          COMMONWEALTH ENERGY SYSTEM

  The increase of $400,000 (4.6%) in local property and other taxes for the current quarter was due primarily to real estate taxes associated with MATEP and higher tax rates and assessments offset, in part, by the absence of real estate taxes related to the generating assets that were sold.

  Interest Charges

        The increase in total interest charges for the current three-month period mainly reflects interest expense on amounts deferred in conjunction with COM/Energy's restructuring plan as approved by the DTE and the issuance of 23-year term notes in August 1998 partially offset by maturing long-term debt and scheduled sinking fund payments.

  Industry Restructuring - Gas

        Unbundled Gas Rates

        New unbundled rates for Commonwealth Gas went into effect on November 1, 1998. The unbundled rates were developed in accordance with a Settle-ment Agreement reached by participants in the Massachusetts Gas Unbundling Collaborative (the Collaborative) that was filed with the DTE on June 29, 1998 and approved on August 15, 1998. The new unbundled rates reflect the separation of the company's gas supply function from its local distribution function.

        Commencing with the billing month of November 1998, Commonwealth Gas has a Seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribu-tion Adjustment Clause (LDAC) that provide for the recovery, from firm customers or Default Service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the DTE. The LDAC provides for rates that require annual approval.

        As part of its new unbundled rates, Commonwealth Gas modified its existing CGAC to allow for the following changes: (a) the addition of provisions that allow for the recovery of certain bad-debt expenses; (b) new formulas that no longer adjust the Gas Adjustment Factors for the seasonal embedded gas costs that were in existing sales rates; (c) updated provisions reflecting the ratemaking requirements for non-core revenue margins; and (d) the removal of provisions for the recovery of environmen-tal remediation costs and FERC Order 636 transition costs, which will instead be recovered through the LDAC.

        Commonwealth Gas' new LDAC recovers conservation charges, environ-mental remediation costs, balancing penalty revenue credits, and costs associated with its participation in the Collaborative.

        For additional information related to gas industry restructuring, refer to the 1998 Annual Report on Forms 10-K and 10-K/A.

  Environmental Matters

        Commonwealth Gas is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal

<PAGE 18>

                          COMMONWEALTH ENERGY SYSTEM

  locations to determine if and to what extent such sites have been contami-nated and whether Commonwealth Gas may be responsible for remedial actions. The DTE has approved recovery of costs associated with MGP sites. Common-wealth Gas is also involved in certain other known or potentially contami-nated sites where the associated costs may not be recoverable in rates.
  For additional information on other related environmental matters, refer to the 1998 Annual Report on Forms 10-K and 10-K/A.


  New Accounting Standard

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

        The adoption of SFAS No. 133 is not expected to have a material impact on COM/Energy's results of operations or financial condition.

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

        COM/Energy, on a coordinated basis and with the assistance of RCG Information Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification,

<PAGE 19>

                          COMMONWEALTH ENERGY SYSTEM

  upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

        COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being imple-mented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installations that are necessary. All installations are expected to be completed and tested by mid-1999.

        COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas opera-tions, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy is approximately 94% complete in its efforts to resolve non-compliance with Year 2000 requirements related to these systems and antici-pates that these systems will be updated or replaced as necessary and tested by mid-1999.

        At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approxi-mately 85% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

        Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $9.85 million, including approximately $900,000, $3.1 million and $1.9 million incurred through 1997, 1998 and the first quarter of 1999, respectively. Approximately $3.95 million is expected to be spent in the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

        In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of April 1, 1999, COM/Energy has received responses from approximately 82% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continuing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfaction by July 1, 1999.

<PAGE 20>

                          COMMONWEALTH ENERGY SYSTEM

        In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its custom-ers as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

        COM/Energy has started its contingency planning for critical opera-tional areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy's gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to COM/Energy.

        COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency plan-ning.

        While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infra-structure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or compo-nents of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

        The foregoing discussion regarding Year 2000 project timing, effec-tiveness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include,but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

<PAGE 21>

                          COMMONWEALTH ENERGY SYSTEM

  Forward-Looking Statements

        This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Parent's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include develop-ments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and new business development expenditures and the availability of cash from various sources.

<PAGE 22>

                          COMMONWEALTH ENERGY SYSTEM
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            COM/Energy is subject to legal claims and matters arising from its course of business including when Cambridge Electric was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DTE decision approving a customer transition charge (CTC) for the recovery of stranded investment costs. By its terms, the CTC was terminated on March 1, 1998, coincident with the retail access date established by the Massachusetts Legislature in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the
       DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed. At this time, management is unable to predict the ultimate outcome of this proceeding.

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults by the Company on its Senior Securities

            None

Item 4.     Results of Votes of Security Holders

            None

Item 5.     Other Information

            None

<PAGE 23>

                          COMMONWEALTH ENERGY SYSTEM

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27 - Financial Data Schedule

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1999.

             Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.


       (b)   Reports on Form 8-K

             One report on Form 8-K was filed during the three months ended March 31, 1999. The report, dated January 14, 1999, relates to an event that occurred on December 30, 1998 regarding the sale of substantially all of COM/Energy's non-nuclear generating assets.
<PAGE 24>


                          COMMONWEALTH ENERGY SYSTEM

                                  SIGNATURES

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




Date:  May 17, 1999