Form 10-Q
period 1999-06-30
COMMONWEALTH ENERGY SYSTEM
filed 1999-08-16
CIK 71304

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004


                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

                                                    Outstanding at
         Class of Common Stock                      August 1, 1999

      Common Shares of Beneficial
      Interest, $2 par value                       21,540,550 shares

<PAGE 2>

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)

                                                     June 30,    December 31,
                                                       1999          1998
                                                   (Unaudited)
PROPERTY, PLANT AND EQUIPMENT, at original cost
  Electric                                         $  972,360    $  963,181
  Gas                                                 395,754       391,069
  Other                                               116,743       118,717
                                                    1,484,857     1,472,967
  Less - Accumulated depreciation and
           amortization                               478,696       462,153
                                                    1,006,161     1,010,814
  Add - Construction work in progress
          and nuclear fuel in process                  13,191         8,510
                                                    1,019,352     1,019,324

EQUITY IN CORPORATE JOINT VENTURES
  Nuclear electric power companies (2.5%
     to 4.5%)                                          10,518        10,391
  Other investments                                     3,515         3,640
                                                       14,033        14,031

RESTRICTED CASH - LONG-TERM                           176,789       172,239

CURRENT ASSETS
  Cash and cash equivalents                             7,252        74,840
  Restricted cash                                     167,468        21,094
  Accounts receivable                                 103,647       122,064
  Unbilled revenues                                     7,886        17,849
  Inventories, at average cost                         26,050        32,924
  Prepaid property taxes                                  -           8,112
  Other                                                 8,215         5,466
                                                      320,518       282,349
DEFERRED CHARGES
  Regulatory assets                                   224,247       210,628
  Other                                                56,151        55,295
                                                      280,398       265,923

                                                   $1,811,090    $1,753,866



                            See accompanying notes.

<PAGE 3>

                          COMMONWEALTH ENERGY SYSTEM

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                     June 30,   December 31,
                                                      1999          1998
                                                   (Unaudited)
CAPITALIZATION
  Common share investment -
    Common shares, $2 par value -
      Authorized - 50,000,000 shares
      Outstanding - 21,540,550 in 1999 and
        1998                                      $   43,081     $   43,081
    Amounts paid in excess of par value              112,309        112,170
    Retained earnings                                304,409        294,341
                                                     459,799        449,592
  Redeemable preferred shares, less current
    sinking fund requirements                            -           11,380
  Long-term debt, including premiums, less current
    sinking fund requirements and maturing debt      384,457        385,602
                                                     844,256        846,574

CAPITAL LEASE OBLIGATIONS                             10,576         10,982

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            90,000          2,000
    Maturing long-term debt                           28,500         49,000
                                                     118,500         51,000
  Other Current Liabilities -
    Current sinking fund requirements                  7,196          8,123
    Accounts payable                                  67,140        106,952
    Accrued taxes -
       Income                                         23,799          8,720
       Local property and other                        2,847         10,633
    Other                                             98,157         67,985
                                                     199,139        202,413
                                                     317,639        253,413
DEFERRED CREDITS
  Accumulated deferred income taxes                  111,988        117,026
  Regulatory liabilities                             372,708        370,829
  Purchased power contracts                           55,413         59,507
  Unamortized investment tax credits
     and other                                        98,510         95,535
                                                     638,619        642,897

COMMITMENTS AND CONTINGENCIES
                                                  $1,811,090     $1,753,866

                            See accompanying notes.

<PAGE 4>

                          COMMONWEALTH ENERGY SYSTEM

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          (Dollars in thousands except per share amounts - unaudited)

                                   Three Months Ended      Six Months Ended
                                    1999        1998       1999        1998
OPERATING REVENUES
  Electric                         $128,385   $139,393    $268,372   $295,197
  Gas                                53,958     58,235     168,899    173,374
  Steam and other                    13,222      6,663      27,963     12,324
                                    195,565    204,291     465,234    480,895

OPERATING EXPENSES
  Fuel and purchased power           68,271     69,398     147,588    156,006
  Cost of gas sold                   24,511     35,526      79,893     90,903
  Other operation and maintenance    66,568     66,244     131,745    124,734
  Depreciation                       11,176     14,377      24,982     30,556
  Taxes -
    Federal and state income          3,290        912      18,638     17,018
    Local property and other          6,680      6,288      15,870     15,078
                                    180,496    192,745     418,716    434,295

OPERATING INCOME                     15,069     11,546      46,518     46,600

OTHER INCOME
  Gain from sale of
    real estate, net                  4,546        -         4,546        -
  Other                                (132)       804         477      1,499
                                      4,414        804       5,023      1,499

INCOME BEFORE INTEREST CHARGES       19,483     12,350      51,541     48,099

INTEREST CHARGES
  Long-term debt                      8,430      8,703      17,008     17,220
  Other interest charges              4,436      2,678       6,529      4,445
  Allowance for borrowed funds
    used during construction           (101)       (96)       (193)      (200)
                                     12,765     11,285      23,344     21,475
NET INCOME                            6,718      1,065      28,197     26,624
  Dividends on preferred shares         -          237         222        474
EARNINGS APPLICABLE
  TO COMMON SHARES                 $  6,718   $    828    $ 27,975   $ 26,150
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             21,540,550 21,533,820  21,540,550 21,533,141

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                    $ .31      $ .03       $1.30      $1.21
DIVIDENDS DECLARED PER
  COMMON SHARE                        $.415      $.405       $.415      $.405


                            See accompanying notes.

<PAGE 5>

                          COMMONWEALTH ENERGY SYSTEM

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)

                                                       1999          1998
OPERATING ACTIVITIES
  Net income                                        $ 28,197       $ 26,624
  Gain from sale of real estate, net                  (4,546)           -
  Effects of noncash items -
    Depreciation and amortization                     31,708         36,447
    Deferred income taxes and investment
      tax credits, net                                 8,439            198
    Earnings from corporate joint ventures              (469)          (852)
  Dividends from corporate joint ventures                456            277
  Change in working capital, exclusive of cash
    and interim financing                             37,343         27,637
  Transition costs deferral                          (15,141)       (30,246)
  Power contract buy-out                              (2,265)           -
  All other operating items                          (28,220)         6,952
Net cash provided by operating activities             55,502         67,037

INVESTING ACTIVITIES
  Purchase of total energy plant
    and related contracts                                -         (146,270)
  Proceeds from sale of real estate                    9,000            -
  Additions to property, plant and equipment
    (inclusive of AFUDC) -
      Electric                                       (13,396)       (15,462)
      Gas                                             (7,440)        (7,428)
      Other                                             (694)        (3,246)
Net cash used for investing activities               (12,530)      (172,406)

FINANCING ACTIVITIES
  Payment of dividends                               (18,129)       (17,939)
  Reimbursement of transaction costs                   4,483            -
  Proceeds from short-term borrowings                 88,000        132,550
  Long-term debt issues refunded                     (20,000)       (10,000)
  Redemption of preferred shares                     (12,285)           -
  Sinking funds payments                              (1,705)        (1,397)
Net cash provided by financing activities             40,364        103,214
Net increase (decrease) in cash, cash
  equivalents and restricted cash                     83,336         (2,155)
Cash, cash equivalents and restricted
  cash at beginning of period                        268,173          4,299
Cash, cash equivalents and restricted
  cash at end of period                             $351,509       $  2,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest (net of capitalized amounts)           $ 18,382       $ 19,544
    Income taxes                                    $ 10,134       $ 22,130
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

        COM/Energy has 1,603 regular employees including 1,019 (64%) repre-sented by various collective bargaining units covered by separate con-tracts with expiration dates ranging from March 2001 through April 2003.

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

        The unaudited financial statements for the periods ended June 30, 1999 and 1998, reflect, in the opinion of the Parent, all adjustments (consist-ing of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are

<PAGE 7>

                          COMMONWEALTH ENERGY SYSTEM

    reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        As a result of electric industry restructuring, COM/Energy's retail electric companies discontinued application of accounting principles applied to their investment in electric generating facilities effective March 1, 1998. COM/Energy will not be required to write off any of its generation-related assets, including regulatory assets. These assets will be retained on the Consolidated Condensed Balance Sheets because the legislation and the DTE's plan for a restructured electric industry specifically provide for their recovery through a non-bypassable transi-tion charge.

<PAGE 8>

                          COMMONWEALTH ENERGY SYSTEM

        The principal regulatory assets included in deferred charges were as follows:

                                                       June 30,   December 31,
                                                         1999        1998
                                                      (Dollars in thousands)

      Transition costs                                 $ 66,277    $ 47,771
      Maine Yankee unrecovered plant and
         decommissioning costs                           29,382      30,646
      Fuel charge stabilization                          25,983      26,682
      Connecticut Yankee unrecovered plant and
         decommissioning costs                           23,496      25,185
      Postretirement benefits costs                      23,521      23,958
      Deferred income taxes                              15,737      15,737
      Power contract buy-out                             15,277      15,717
      FERC Order 636 transition costs                     6,206       5,968
      Environmental costs                                 5,469       5,079
      Yankee Atomic unrecovered plant and
         decommissioning costs                            2,535       3,676
      Seabrook related costs                              2,340       3,008
      Other                                               8,024       7,201
                                                       $224,247    $210,628

         The regulatory liabilities, reflected in the accompanying Consoli-dated Condensed Balance Sheets, were as follows:

                                                       June 30,   December 31,
                                                         1999        1998
                                                      (Dollars in thousands)
      Regulatory liability related
         to sale of generating assets                  $353,987    $354,226
      Deferred income taxes                              12,063      12,196
      Demand-side management deferral                     6,236       3,956
      Other                                                 422         451
                                                       $372,708    $370,829

         The regulatory liability related to the sale of generating assets was established pursuant to COM/Energy's divestiture filing that was approved by the DTE in which COM/Energy agreed to use the net proceeds from the sale of its non-nuclear generating assets to reduce transition costs that are billed to its retail electric customers over the next several years as a result of electric industry restructuring. COM/Energy established Energy Investment Services, Inc. (EIS) as the vehicle to invest the net proceeds from the sale of Canal Electric Company's (Canal Electric) generating assets and a portion of the proceeds from the sale of Cambridge Electric Light Company's (Cambridge Electric) generating assets. These proceeds have been invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric and Commonwealth Electric Company (Commonwealth Electric). The net proceeds have been classified as restricted cash on the accompanying Consolidated Condensed Balance Sheets.

<PAGE 9>

                          COMMONWEALTH ENERGY SYSTEM

         COM/Energy's regulatory assets, including the costs associated with existing power contracts with three Yankee nuclear power plants that have shut down permanently, and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are to be recovered over 11 years pursuant to the legislation discussed below. However, Common-wealth Electric and Cambridge Electric received approximately $56 million and $6.3 million, respectively, from EIS in July 1999 which will reduce the amount of regulatory assets to be recovered in the future.

         In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, COM/Energy's electric subsidiaries filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that COM/Energy's retail electric subsidiaries, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that are eligible for recovery. Costs that qualify as strandable costs and are eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabili-ties related to the generation portion of the electric business.

    (c)  Divestiture of Generation Assets

         The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of these assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $453.9 million or 6.1 times their book value of approximately $74.2 million. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $69.1 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments, now amount to $354 million and will be used to reduce transition costs related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. COM/Energy has determined that this transaction was not a taxable event because it provided no economic benefit to COM/Energy.

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

         (b) Acquisition

         On June 1, 1998, Advanced Energy Systems, Inc. (AES), a wholly-owned subsidiary of the Parent, acquired for $146.3 million all of the issued and outstanding shares of capital stock of Harvard University's Medical Area Total Energy Plant, Inc. subsidiary (MATEP) and all rights under customer contracts owned by Harvard University. MATEP's principal asset is a cogeneration plant that provides heating, chilled water service and electricity to several hospitals, medical research centers and teaching institutions in the 200-acre Longwood Medical Area of Boston pursuant to the contracts that were assigned to AES. The purchase price was estab-lished through a sealed-bid auction process and the transaction was initially financed with a short-term bank loan of $150 million that was subsequently reduced with the proceeds from an equity contribution from the Parent to AES of approximately $40 million (financed with a 2-year variable rate term note issued by the Parent). A permanent financing was completed on August 26, 1998 that consisted of $112.5 million in 23-year term notes at a rate of 6.924% with quarterly sinking fund payments scheduled to begin on September 30, 2003 that escalate from $790,000 to $2.7 million at the end of the term. These notes are secured by long-term contracts between MATEP and its customers. The 2-year term note will be repaid in two installments of $20 million each on September 30, 1999 and July 1, 2000. The variable interest rate averaged 5.667% during the first half of 1999.

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

         Based on unaudited data, the following pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1998 as if the acquisition had occurred at the beginning of the year presented:

<PAGE 11>

                          COMMONWEALTH ENERGY SYSTEM

                              Three Months Ended        Six Months Ended
                                    June 30,               June 30,
                                      1998                   1998
                           (Dollars in thousands except per share amounts)

    Revenues                        $212,581               $502,985

    Net Income (Loss)
       Applicable to
       Common Shares                $   (521)              $ 24,335

    Basic and Diluted
       Earnings per
       Common Share                    $(.02)                 $1.13

         The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been made at the beginning of the year presented, or of results that may occur in the future.

         (c) Pilgrim Power Contract

         Commonwealth Electric had an 11% (73.6 megawatts) contract entitle-ment in the output of the Pilgrim nuclear power plant, located in Plym-outh, MA, which was sold by Boston Edison Company (Boston Edison) on July 13, 1999 to Entergy Nuclear Generating Company (Entergy). On April 29, 1999, the Nuclear Regulatory Commission issued an order approving the transfer of the operating license for the plant from Boston Edison to Entergy. In conjunction with this sale, Commonwealth Electric reached an agreement with Boston Edison to buy out of this life-of-the-unit contract, terminating Commonwealth Electric's rights and obligations under the contract regarding the power output of the plant. Pursuant to the buy-out agreement, Commonwealth Electric paid approximately $105 million in July 1999 to terminate this contract with Boston Edison. The buy-out was paid with funds held by affiliate EIS (see Note 2(b)) that were provided from Commonwealth Electric's share of the net proceeds from Canal Electric's sale of its generating assets. The DTE approved the buy-out transaction as a mitigation measure and approved inclusion of the buy-out payment as a transition cost for purposes of cost recovery by Commonwealth Electric.
    In a transaction related to the sale of the Pilgrim plant, Commonwealth Electric will buy power generated by the Pilgrim plant from Entergy on a declining basis through 2004.

         (d) Lowell Cogeneration Company Power Contract

         On July 22, 1999, Commonwealth Electric filed with the DTE a Petition for Approval of an Amended and Restated Power Sale Agreement between Commonwealth Electric and Lowell Cogeneration Company (Lowell). The Petition requests approval of an amendment to the existing power sales agreement that would terminate Commonwealth Electric's obligation to purchase the output (28 megawatts) from the combined cycle cogeneration facility located in Lowell, MA.

<PAGE 12>

                          COMMONWEALTH ENERGY SYSTEM

         In September 1986, Commonwealth Electric had agreed to purchase all of the electric capacity and energy produced by Lowell through the year 2008. A 1994 restructured agreement eliminated Commonwealth Electric's purchase obligations through the year 2000 while extending the agreement with Lowell through 2010 as a dispatchable unit.

         Pursuant to the restructured agreement, Commonwealth Electric will retain the right, at its sole option, to purchase the output of the unit under call-back rights to ensure ongoing supply for default and standard offer service. A filing was made with the DTE in July 1999 that seeks approval of the new contract terms and the inclusion of the fixed costs ($1.1 million per month during the 4.5 year term of the restructured agreement), to be paid to Lowell, in the transition costs to be collected from Commonwealth Electric's retail customers. The fixed costs will be paid with funds held by affiliate EIS provided from Commonwealth Elec-tric's share of the net proceeds from Canal Electric's sale of its generating assets. Upon approval of the filing, there will be a reduction in the overall level of transition costs to be recovered from customers of Commonwealth Electric.

<PAGE 13>

                          COMMONWEALTH ENERGY SYSTEM

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Merger with BEC Energy

         The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competi-tive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. Holders of COM/Energy common shares will receive 1.05 shares of NSTAR common stock for each share held while BEC common shareholders will receive one share of NSTAR common stock for each share held. In addition, current COM/Energy and BEC common shareholders have the right to receive cash rather than NSTAR common stock in the amount of $44.10 for each share held, up to an aggregate maximum of $300 million. At the close of the merger, COM/Energy shareholders will own approximately 32% of NSTAR common stock and BEC shareholders will own approximately 68%. The initial quarterly dividend rate of NSTAR is anticipated to be equal to BEC's current rate of 48.5 cents per share ($1.94 per share on an annualized basis). The merger will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of the required approvals. On June 24, 1999, common shareholders of COM/Energy and BEC approved the merger. On June 30, 1999, the FERC approved the merger. On July 27, 1999, the DTE approved the rate plan filed by the utility subsidiaries of the two companies that is an integral part of the merger. On August 16, 1999, the Massachusetts Attorney General's Office and a group of four intervenors filed appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court. The significant elements of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries and recovery of all merger-related costs including an acquisition premium of approxi-mately $516 million. On August 11, 1999, the Nuclear Regulatory Commis-sion approved the transfer of control of Canal Electric's interest in the Seabrook nuclear generating plant from COM/Energy to NSTAR. The remaining merger approval from the Securities and Exchange Commission is expected to be issued in August.

         The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting.

<PAGE 14>

                          COMMONWEALTH ENERGY SYSTEM

         Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effec-tiveness of the merger, NSTAR's board of trustees will consist of COM/Energy's and BEC's current trustees.

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

         For the current six-month period, cash flows from operating activi-ties amounted to approximately $55.5 million and reflect net income of $28.2 million and noncash items including depreciation of $25 million and amortization of $6.7 million. The change in working capital since December 31, 1998, exclusive of cash, restricted cash, cash equivalents and interim financing, amounted to $37.3 million and had a positive impact on cash flows from operating activities, reflecting a lower level of accounts receivable ($18.4 million), unbilled revenues ($10 million), prepaid property taxes ($8.1 million) and inventories ($6.9 million) coupled with a higher level of other current liabilities ($29.2 million) and accrued taxes ($7.3 million). These factors were offset, in part, by a decline in accounts payable ($39.8 million) and other current assets ($2.7 million).

         Construction expenditures for the first half of 1999 were approxi-mately $21.5 million, including an allowance for funds used during construction (AFUDC) and nuclear fuel. Construction expenditures and the preferred and common dividend requirements of the Parent ($18.1 million) were funded with internally-generated funds.

         On February 12, 1999, the holders of the Parent's Cumulative Pre-ferred Shares (Series A 4.80%, Series B 8.10% and Series C 7.75%) were notified that each series would be redeemed in full effective April 1, 1999. The redemption price of $102 for Series A and $101 for each of Series B and C, plus accrued dividends, was paid by the Parent on April 1, 1999.

         On July 13, 1999, Commonwealth Electric paid BEC approximately $105 million to buy out of its life-of-the-unit contract entitlement for 11% of the output of the Pilgrim nuclear power plant. The buy-out (see Note 3(c)) was paid with funds held by subsidiary Energy Investment Services, Inc.

<PAGE 15>

                          COMMONWEALTH ENERGY SYSTEM

         Cambridge Electric expects to issue $25 million in long-term debt by the end of the third quarter of this year. The proceeds will be used to repay short-term debt that was required to fund a maturing long-term debt issue ($10 million) as well as construction expenditures.

         Results of Operations

         The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Consolidated Condensed Statements of Income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

         A summary of the period to period changes in the principal items included in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 1999 and 1998 and unit sales for these periods are shown below:
                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                          1999 and 1998        1999 and 1998
                                                 Increase (Decrease)
                                               (Dollars in thousands)
  Operating Revenues -
      Electric                         $(11,008)    (7.9)%  $(26,825)   (9.1)%
      Gas                                (4,277)    (7.3)     (4,475)   (2.6)
      Steam and other                     6,559     98.4      15,639   126.9
                                         (8,726)    (4.3)    (15,661)   (3.3)
  Operating Expenses -
      Fuel and purchased power           (1,127)    (1.6)     (8,418)   (5.4)
      Cost of gas sold                  (11,015)   (31.0)    (11,010)  (12.1)
      Other operation and maintenance       324      0.5       7,011     5.6
      Depreciation                       (3,201)   (22.3)     (5,574)  (18.2)
      Taxes -
         Federal and state income         2,378    260.7       1,620     9.5
         Local property and other           392      6.2         792     5.3
                                        (12,249)    (6.4)    (15,579)   (3.6)

  Operating Income                        3,523     30.5         (82)   (0.2)

  Other Income                            3,610    449.0       3,524   235.1

  Income Before Interest Charges          7,133     57.8       3,442     7.2

  Interest Charges                        1,480     13.1       1,869     8.7

  Net Income                              5,653    530.8       1,573     5.9

  Dividends on preferred shares            (237)  (100.0)       (252)  (53.2)

  Earnings Applicable to Common Shares $  5,890    711.4    $  1,825     7.0

<PAGE 16>

                          COMMONWEALTH ENERGY SYSTEM

  Unit Sales
    Electric - Megawatthours (MWH)
      Retail                             22,079      2.0      73,151     3.2
      Wholesale                        (424,105)   (58.7) (1,108,280)  (59.5)
                                       (402,026)   (22.0) (1,035,129)  (25.0)

    Gas - Billions of British Thermal
          Units (BBTU)
      Firm                                 (970)   (19.0)        870     4.4
      Interruptible and other              (513)   (37.9)       (177)   (6.1)
      Transportation                        259      8.5         521     9.6
                                         (1,224)   (12.9)      1,214     4.4


        The following is a summary of electric unit sales and gas throughput for the periods indicated:
                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1999      1998         1999      1998
  Electric Sales - MWH
      Residential                   404,901    379,912     907,431    852,131
      Commercial                    608,373    604,001   1,235,934  1,200,861
      Industrial                    106,968    114,247     198,380    215,527
      Other                           4,952      4,955      11,568     11,643
         Total retail sales       1,125,194  1,103,115   2,353,313  2,280,162
      Wholesale sales               297,943    722,048     754,095  1,862,375
         Total                    1,423,137  1,825,163   3,107,408  4,142,537

  Gas Sales - BBTU
      Residential                     2,619      2,995      13,014     11,763
      Commercial                      1,154      1,463       5,600      5,515
      Industrial                        171        352         878      1,167
      Other                             193        297         943      1,120
         Total firm sales             4,137      5,107      20,435     19,565
      Interruptible
        and other                       841      1,354       2,740      2,917
         Total sales                  4,978      6,461      23,175     22,482
      Transportation                  3,291      3,032       5,920      5,399
         Total throughput             8,269      9,493      29,095     27,881

  Electric Revenues, Fuel and Purchased Power Costs

        Operating revenues from regulated operations for the current quarter and six-month period were $13.5 million and $30 million lower, respective-ly, than the corresponding periods in 1998 primarily due to the absence of wholesale revenues derived from the sale of power produced by Canal Electric's generating assets that were sold in December 1998. Also contributing to the decreases were rate reductions resulting from electric industry restructuring legislation and a net decrease in electricity purchased for resale, fuel and transmission charges of $1.1 million (1.6%) and $8.4 million (5.4%), respectively. These decreases were partially offset by higher retail unit sales in both periods. As a result of industry restructuring, COM/Energy has unbundled its rates and provided customers with a ten percent rate reduction as of March 1, 1998 that was

<PAGE 17>

                          COMMONWEALTH ENERGY SYSTEM

  subsequently increased to approximately 12% and 16% for Commonwealth Electric and Cambridge Electric, respectively, effective January 1, 1999 in conjunction with COM/Energy's restructuring plan as approved by the DTE. Operating revenues from a non-regulated subsidiary increased by $2.5 million for the current quarter and $3.2 million for the current six-month period.

        This legislation also provides customers with the opportunity to purchase generation supply in the competitive market. Unbundled delivery rates are composed of a customer charge (to collect metering and billing costs), a distribution charge (to collect the costs of delivering electric-
  ity), a transition charge (to collect past costs for investments in generating plants and costs related to power contracts), a transmission charge (to collect the cost of moving the electricity over high voltage lines from a generating plant), an energy conservation charge (to collect costs for demand-side management programs) and a renewable energy charge (to collect the cost to support the development and promotion of renewable energy projects). Electricity supply services provided by COM/Energy include optional standard offer service and default service. Standard offer service is the electricity that is supplied by the local distribution company (such as Commonwealth Electric and Cambridge Electric) until a competitive supplier is chosen by the customer. It is designed as a seven-year transitional service to give the customer time to learn about competi-tive power suppliers. The price of standard offer service will increase over time. Default service is the electricity that is supplied by the local distribution company when a customer is not receiving power from either standard offer service or a competitive power supplier. The market price for default service will fluctuate based on the average market price for power. Amounts collected through these various charges will be reconciled to actual expenditures on an on-going basis. Currently, 85.8% of retail customers receive standard offer service, 14.1% of retail customers receive default service and 0.1% of retail customers receive electricity supply services from competitive power suppliers. For further information on electric industry restructuring, refer to COM/Energy's 1998 Annual Report on Forms 10-K and 10-K/A.

        Total unit sales decreased in both the current quarter and six month period of 1999 despite 2% and 3.2% increases, respectively, in retail sales as wholesale sales decreased by 58.7% and 59.5%, respectively. These significant decreases reflect the sale of Canal Units 1 and 2 in December 1998.

  Gas Revenues and Cost of Gas Sold

        Operating revenues from regulated operations decreased by $2.3 million during the current quarter due primarily to a 23% decrease in total unit sales and a $5.2 million decrease in the cost of gas sold. Partially offsetting these decreases was a $1.7 million increase in transportation revenues. During the current six-month period operating revenues from regulated operations decreased by $656,000 due to a $7.8 million decline in the cost of gas sold offset by a 3.1% increase in total unit sales and a $3 million increase in transportation revenues. Additionally, affecting both periods was a lower average cost of gas. Also during the current quarter and six-month period, operating revenues from an unregulated subsidiary

<PAGE 18>

                          COMMONWEALTH ENERGY SYSTEM

  decreased by $6.5 million and $3.8 million, respectively, compared to the same periods of 1998 due to the sale of that subsidiary's assets in February 1999.

        The 4.4% increase in unit sales to firm customers during the current six-month period reflects higher sales to all customer segments due to cooler weather conditions experienced during the first quarter of 1999 compared to the same period last year. The 19% decrease in firm unit sales for the current quarter reflects the warmer weather experienced throughout the region during that time. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

  Other Operating Expenses

        For the current six-month period, other operation and maintenance increased by $7 million (5.6%) and reflects costs associated with the MATEP facility that was acquired in June 1998 ($3.7 million), costs associated with the sale of the assets of an unregulated subsidiary ($1.8 million), the absence in the current period of an adjustment to year-end 1997 payroll (made in January 1998) related to the 1997 personnel reduction program
  (PRP) ($1.8 million), higher conservation and load management costs ($1.3 million) and an increase in the provision for bad debts ($1.1 million). These increases were partially offset by a decline in insurance and employee benefits costs ($1.5 million).

        Depreciation decreased $3.2 million and $5.6 million during the current quarter and six-month period of 1999, respectively, and reflects the aforementioned sale of COM/Energy's generating assets in December 1998 partially offset by depreciation related to the MATEP facility. Federal and state income taxes increased during both current periods reflecting a higher level of pre-tax income. The increases in local property and other taxes for both current periods was due primarily to real estate taxes associated with MATEP and higher tax rates and assessments offset, in part, by the absence of real estate taxes related to the generating assets that were sold.

  Other Income

        The increase in other income in both current periods is primarily due to the net gain from the sale of real estate by an unregulated subsidiary ($4.6 million) and interest accrued on deferred transition costs associated with electric industry restructuring ($730,000 during the current quarter and $1.3 million during the current six-month period) offset, in part, by expenses incurred related to the pending merger with BEC Energy ($2.5 million during the current quarter and $4.4 million during the current six-month period).

  Interest Charges

        The increase in total interest charges for both current periods mainly reflects interest expense on amounts deferred in conjunction with COM/Energy's restructuring plan as approved by the DTE and the issuance of 23-year term notes in August 1998 partially offset by maturing long-term debt and scheduled sinking fund payments.

<PAGE 19>

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

        COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced. COM/Energy is currently at a 98% completion level in its five-phase process for all systems, with completion of the last stages of its extensive testing process for the final six systems expected by September 30, 1999.

        COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas opera-tions, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy has reported to the North American Electric Reliability Council
  (NERC) that it met the NERC target date of June 30, 1999 for 100% readiness of all its mission critical components required for the continued safe and

<PAGE 20>

                          COMMONWEALTH ENERGY SYSTEM

  reliable delivery of electricity into the Year 2000. COM/Energy's gas and other operations are also at a 100% completion level for all mission criti-cal issues regarding Year 2000 readiness. Overall, the non-information technology systems are at a 99% completion level, with the final items scheduled for completion by August 31, 1999.

        Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $10.2 million, including approximately $900,000, $3.1 million and $3.2 million incurred through 1997, 1998 and the first half of 1999, respectively. Approximately $3 million is expected to be spent during the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

        In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. COM/Energy has ranked its vendors in terms of importance, and as of June 30, 1999 has received adequate responses from 100% of its "critical" and "high" rated vendors. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with all other vendors is continuing and inadequate responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans for any vendor not responding to COM/Energy's satisfac-tion.

        In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its custom-ers as effectively as they are now being served. COM/Energy has identified the elements of the infrastructure that are critical to its operations and has requested and obtained information as to the expected Year 2000 readiness of these elements.

        COM/Energy has completed the development of its Year 2000 contingency plans for all operational areas that may be effected by Year 2000 issues. COM/Energy's gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to COM/Energy. The implementation of the contingency plans will continue throughout the remainder of 1999.

        COM/Energy is working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is

<PAGE 21>

                          COMMONWEALTH ENERGY SYSTEM

  cooperating in the development of local and wide-scale contingency plan-ning.

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

        SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. The adoption of SFAS No. 133 is not expected to have a material impact on COM/Energy's results of operations or financial condition.

<PAGE 22>

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

<PAGE 23>

                          COMMONWEALTH ENERGY SYSTEM
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       COM/Energy is subject to legal claims and matters arising from its course of business including when Cambridge Electric was an intervenor in an appeal at the Massachusetts Supreme Judicial Court (SJC) filed by the Massachusetts Institute of Technology (MIT) involving a DTE decision approv-ing a customer transition charge (CTC) for the recovery of stranded invest-ment costs. By its terms, the CTC was terminated on March 1, 1998, coinci-dent with the retail access date established by the Massachusetts Legisla-ture in the Electric Industry Restructuring Act. On September 18, 1997, the SJC remanded the CTC matter to the DTE for further consideration. The SJC stated that, although recovery of prudent and verifiable stranded costs by utility companies is in the public interest and consistent with the Public Utility Regulatory Policies Act, the insufficiencies of the DTE's subsidiary findings precluded the SJC from undertaking a meaningful review of the DTE's calculations that formed the basis of the CTC. The DTE is in the process of determining whether to hear additional evidence in the remand or to rely on the record and pleadings already filed. At this time, management is unable to predict the ultimate outcome of this proceeding.

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults by the Company on its Senior Securities

            None

Item 4.     Results of Votes of Security Holders

       (a) A Special Meeting in Lieu of the Annual Meeting of Shareholders (1999 Annual Meeting) was held on June 24, 1999.

       (b) The three nominees, Peter H. Cressy, William J. O'Brien and Russell D. Wright, listed in the Parent's Notice of 1999 Annual Meeting and Proxy Statement dated May 14, 1999 were elected to the Board of Trustees of Commonwealth Energy System at the 1999 Annual Meeting.

       (c) As set forth in COM/Energy's Notice of 1999 Annual Meeting and Proxy Statement dated May 14, 1999, a proposal to consider and vote upon the Agreement and Plan of Merger between COM/Energy and BEC Energy was voted on and approved at the 1999 Annual Meeting. There were 16,550,031 (76.7%) Common Shares voted for this propos-al, 289,633 (1.4%) Common Shares voted against this proposal, 157,938 (0.7%) Common Shares abstained and 4,577,835 (21.2%)
            Common Shares were not voted. In accordance with the shareholder vote, which required the approval of the holders of two-thirds of COM/Energy's Common Shares, the proposal passed and the Agreement and Plan of Merger was approved.

<PAGE 24>

                          COMMONWEALTH ENERGY SYSTEM

       (d) As set forth in COM/Energy's Notice of 1999 Annual Meeting and Proxy Statement dated May 14, 1999, a shareholder proposal requesting the Board of Trustees to repeal the classified board and institute annual election of trustees was voted upon and failed to pass at the 1999 Annual Meeting. There were 4,518,949 (20.9%) Common Shares voted for this proposal, 11,660,675 (54.1%) Common Shares voted against this proposal, 817,978 (3.8%) Common Shares abstained and 4,577,835 (21.2%) Common Shares were not voted. The affirmative vote of the holders of a majority of the outstanding Common Shares was required for approval of this proposal.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            Exhibit 27 - Financial Data Schedule

            Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1999.

            Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1999.

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




Date:  August 16, 1999